Form 10-Q
period 1996-06-30
SOUTH DAKOTA STATE MEDICAL HOLDING CO INC
filed 1996-08-08
CIK 919176

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C. 20549

                              FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934
		For the quarterly period ended June 30, 1996

                                 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number 0-23430

        South Dakota State Medical Holding Company, Incorporated
        --------------------------------------------------------
         (Exact name of registrant as specified in its charter)

         	South Dakota                       						46-0401087
        ---------------                          --------------
  (State or other jurisdiction of            			(I.R.S. Employer
   incorporation or organization)          			 Identification No.)

       1323 South Minnesota Avenue, Sioux Falls, South Dakota 57105
       ------------------------------------------------------------
               (Address of principal executive office)
                              (Zip Code)

                              (605) 334-4000
                              --------------
            (Registrant's telephone number, including area code)


                       ______________________________
     (Former name, former address, and former fiscal year, if changed since last report)

    	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
 YES   X    NO
     -----     -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         	Class	                    				Outstanding at July 30, 1996
          -----                         ----------------------------
   Class C Common Stock	                      				1,505,760

         SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
                                 FORM 10-Q

                                   INDEX


Part 1.  Financial Information (unaudited)

  Item 1.  Financial Statements

     	Consolidated Balance Sheets at
     	June 30, 1996 and December 31, 1995

     	Consolidated Statements of Income for
	     the Three and Six Months Ended June 30,
	     1996 and 1995

     	Consolidated Statement of Stockholders'
     	Equity for the Six Months Ended
	     June 30, 1996

     	Consolidated Statements of Cash Flows
     	for the Six Months Ended June 30, 1996
	     and 1995

     	Notes to Consolidated Financial Statements

  Item 2.  Management's Discussion and Analysis
  of Financial Condition and Results of Operations

Part II.	Other Information

  Item 1.	Legal Proceedings

  Item 2.	Changes in Securities

  Item 3.	Default Upon Senior Securities

  Item 4.	Submission of Matters to a Vote
        		of Security Holders

  Item 5.	Other Information

  Item 6.	Exhibits and Reports on Form 8-K

  Signatures

                     PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements
                    SOUTH DAKOTA STATE MEDICAL HOLDING
                  COMPANY, INCORPORATED d/b/a DAKOTACARE
                      CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

							                                         	June 30,  			December 31,
						ASSETS	                                     	1996	        		1995
                                              -----------     ------------
Cash and cash equivalents                    	$	3,667,633     	$	3,586,196
Investments in debt securities 	               	1,055,090      		1,195,129
Certificates of deposit 	                        	875,000        		604,900
Receivables		 		                                 	492,110        		534,570
Prepaids and other assets	                       	112,786         		71,957
Deferred income taxes 	                          	503,000        		462,000
                                              -----------     ------------
			Total current assets                      	$	6,705,619     	$	6,454,752
                                              -----------     ------------

Investments in debt securities               	$	3,592,550     	$	2,613,470
Investments in equity securities	                	281,400        		292,700
Pledged certificates of deposit 	                	500,000         	500,000
Cash surrender value of life insurance           		57,000         		51,000
                                              -----------     ------------
			Total long-term investments               	$	4,430,950     	$	3,457,170
                                              -----------     ------------

Leasehold improvements and equipment, net    	$	1,118,766     	$	1,173,891
                                              -----------     ------------

Deferred income taxes                         $  	314,000     	$  	339,000
                                              -----------     ------------

                                      							$	12,569,335    	$	11,424,813
                                             ============     ============

					LIABILITIES
Reported and unreported medical
 claims liabilities                          	$	2,594,000     	$	2,710,000
Unearned subscriber premiums and
 administration fees	                            	828,455        		815,653
Accounts payable and accrued expenses	           	815,171        		787,008
Dividends payable		                               	90,346           		--
Contingency reserve payable	                   	1,046,000        		973,000
                                              -----------      -----------
			Total current liabilities                 	$	5,373,972     	$	5,285,661

Contingency reserve payable                   		1,499,506        		981,669
                                              -----------      -----------
			Total liabilities                         	$	6,873,478     	$	6,267,330
                                              -----------      -----------

Minority interest in subsidiary              	$  	294,366     	$  	277,892
                                              -----------      -----------

			STOCKHOLDERS' EQUITY
Class A preferred stock,
 issued 992 and 976 shares                    $    	9,920     	$    	9,760
Class B preferred stock, issued
 1,300 and 1,000 shares                           		1,300          		1,000
Class C common stock, issued 1,505,760 shares	    	15,058         		15,058
Additional paid-in capital	                    	3,749,342      		3,749,342
Retained earnings		                            	1,643,099      		1,107,480
Unrealized loss on securities
 available for sale                             		(17,228)	        	(3,049)
                                              -----------      -----------
						                                       	$	5,401,491     	$	4,879,591
                                              -----------      -----------

                                      							$	12,569,335    	$	11,424,813
                                             ============     ============
See Notes to Consolidated Financial Statements.

                      	SOUTH DAKOTA STATE MEDICAL HOLDING
                    	COMPANY, INCORPORATED d/b/a DAKOTACARE
	                      CONSOLIDATED STATEMENTS OF INCOME
	                                (Unaudited)

              								Three Months Ended June 30,			Six Months Ended June 30,
								                   1996	     		1995	          		1996      			1995
                      ------------  ------------    ------------  ------------
Revenues:
	Premiums, net
  of reins. ceded     	$	6,867,146   		6,677,863   	$	13,421,206  	$	13,463,417
	Third party
  administration fees    		971,365     		668,188	     	1,978,359    		1,320,425
	Net investment income	   	134,033     		112,748       		256,746      		219,695
	Other income		           	100,837      		95,450       		176,963      		189,017
                       ------------  ------------   ------------   ------------
			Total revenues	     $	8,073,381  	$	7,554,249	   $	15,833,274  	$	15,192,554
                       ------------  ------------   ------------   ------------

Operating expenses:
	Claims incurred,	net
 of reins. recoveries 	$	5,208,316  	$	4,841,212   	$	10,385,615  	$	10,384,776
	Personnel expense	       	912,362     		790,622     		1,809,577    		1,496,668
	Commissions		            	293,748     		263,556       		614,626      		567,901
	Professional fees exp.    290,355     		225,168       		590,191      		457,230
	Office expense		         	196,380	     	194,599       		391,343      		381,904
	Advertising			           	154,558     		122,216       		318,336      		337,200
	Occupancy expense	       	155,287     		112,630       		305,822      		229,523
	State insurance taxes	    	84,274      		83,511       		164,781      		166,628
	Other general and
		administrative expenses 		94,427      		88,001       		163,256      		156,181
                         ----------   -----------     -----------   -----------
			Total operating
     expenses         	$	7,389,707  	$	6,721,515   	$	14,743,547  	$	14,178,011
                       ------------  -----------    ------------   ------------

			Income before income
    taxes	and minority
    interest            	$	683,674    	$	832,734    	$	1,089,727   	$	1,014,543

Income taxes          					236,000     		295,000       		372,000      		350,000
                        -----------   ----------    ------------   ------------
			Income before minority
				interest in earnings
    (loss)	of subsidiary	$	447,674    	$	537,734      	$	717,727     	$	664,543
Minority interest in
  earnings (loss)	of
  subsidiary		             		7,375      		(2,224)       		16,474	       	(1,555)
                        -----------   -----------    -----------   -------------

			Net income           	$	440,299    	$	539,958      	$	701,253     	$	666,098
                        ===========   ===========    ===========   =============

Earnings per common share 	$   .29     $     .36       $     .47      $     .44
                        ===========   ===========    ===========   =============

Weighted average number
 of common shares
 outstanding	           	1,505,760	   	1,505,760	     	1,505,760	    	1,505,760
                        ===========   ===========    ===========   =============


See Notes to Consolidated Financial Statements.

                        SOUTH DAKOTA STATE MEDICAL HOLDING
                      COMPANY, INCORPORATED d/b/a DAKOTACARE
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                																	Unrealized
																                                                  	Loss on
																                                                	Securities
							                  	Capital	   		Paid-In	  	 	Retained   		Available
							                   	Stock	    		Capital   			Earnings	   		for Sale
                        -----------  -----------  ------------   -----------
Balance,
December 31, 1995         	$	25,818 	$	3,749,342  	$	1,107,480   	$  	(3,049)
	Issuance of Class A
			preferred stock		            320     		--          		--            		--
	Redemption of Class A
			preferred stock		           (160)    		--          		--            		--
	Issuance of Class B
			preferred stock		            300     		--          		--            		--
	Increase in unrealized loss
  on	securities available
  for sale                     	--	       --	          	--	         	(14,179)
	Dividends paid or accrued on
			Class C common stock	       	--      		--	        	(165,634)       		--
	Net income for the
			six months                 		--      		--         		701,253        		--
                         -----------  ------------  ------------  ------------

Balance,
June 30, 1996            		$	26,278  	$	3,749,342 	$	1,643,099    	$	(17,228)
                         ===========  ============ ============  =============



See Notes to Consolidated Financial Statements.

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                        								 	   Six Months Ended June 30,
										                                             	1996       			1995
                                                    ------------  -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
	Net income				                                       	$	701,253   	$	666,098
	Adjustments to reconcile net income to net
		cash provided by operating activities:
		Depreciation				                                      	152,415    		106,414
		Minority interest in earnings (loss) of subsidiary			  	16,474     		(1,555)
		Amortization of discounts and premiums
			on investments and certificates of
			deposit, net		                                      		(48,997)   		(48,039)
		Change in deferred income taxes			                    	(16,000)   		(28,000)
		Change in other assets and liabilities			             	517,433    		557,282
                                                    ------------  -----------
			Net cash provided by operating activities		      	$	1,322,578 	$	1,252,200
                                                    ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
	Proceeds from maturities of certificates
		of deposit                                      					$	604,900   	$	700,000
	Purchase of certificates of deposit			                	(875,000)		(1,000,000)
	Purchase of debt securities			                      	(1,224,545)  		(480,275)
	Proceeds from maturities of debt securities			         	434,501    		208,535
	Purchase of investment in equity securities			          	(2,879)	    	(2,794)
	(Increase) in cash surrender value of
		life insurance			                                      	(6,000)    		(6,000)
	Purchase of leasehold improvements
		and equipment			                                      	(97,290)  		(355,573)
                                                    ------------  -----------
			Net cash (used in) investing activities		       	$	(1,166,313) 	$	(936,107)
                                                    ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
	Proceeds from issuance of stock		                 	$       	620  	$     	290
	Redemption of stock			                                    	(160)      		(190)
	Payment of dividends on preferred stock			             	(75,288)   		(84,699)
	Minority investment in subsidiary			                       	--      		15,000
                                                    ------------  -----------
			Net cash (used in) financing activities	          		$	(74,828)  	$	(69,599)
                                                    ------------  -----------

			Increase in cash and cash equivalents             			$	81,437   	$	246,494

CASH AND CASH EQUIVALENTS
	Beginning		                                       				3,586,196  		3,290,253
                                                    ------------  -----------

	Ending	                                        					$	3,667,633 	$	3,536,747
                                                    ============  ===========

See Notes to Consolidated Financial Statements.

         SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
                             D/B/A DAKOTACARE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


1.	BASIS OF PRESENTATION

	The consolidated financial statements of South Dakota State Medical Holding
 Company, Incorporated, d/b/a DAKOTACARE, (the "Company") and its wholly-
 owned subsidiaries, DAKOTACARE Administrative Services, Incorporated (DAS),
 and DAKOTACARE Insurance Ltd. (DIL), and its 50.11% owned subsidiary,
 Dakota Health Plans, Incorporated (DHP), contained in this report are unaudited but reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial information for the periods presented and are not necessarily indicative of the results to be expected for the full year.


2.	EARNINGS PER COMMON SHARE

	On December 29, 1995, the Company reduced the par value of its Class C common stock from $1 per share to $.01 per share and issued the 1,468,116 additional shares necessary to effect a 40-for-1 common stock split. The earnings per common share for the six months ended June 30, 1995, have been retroactively adjusted for this split as if it occurred on January 1, 1995. Earnings per common share is calculated by dividing net income by the weighted average number of Class C common shares outstanding during each period.

Item 2.	Management's Discussion and Analysis of Financial Condition
 and Results of Operations

 The South Dakota State Medical Holding Company, Incorporated, markets its products under the tradename of DAKOTACARE. Its products include group managed health care products such as HMO products and cafeteria plan administration and workers compensation managed care services. Its subsidiaries' (DAS and DHP) products are managed care and claims administration services for self-insured employer groups. Its subsidiary, DIL, was incorporated in January 1996, and was formed to accept reinsurance risk on some of DAS's and DHP's self-funded customers. The Company and subsidiaries DAS and DHP, market their products through a network of independent insurance agents throughout South Dakota.

 The Company contracts with over 98% of the physicians in the state of South Dakota, 100% of the hospitals in the state of South Dakota, and many other health care providers to provide medical services to its enrollees. At July 1, 1996, the Company's HMO enrollment is approximately 22,000 enrollees, while its subsidiaries DAS and DHP have enrollment of approximately 65,000 enrollees under their Administrative Services Only
 (ASO) business.


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

General
- -------
 The Company's net income decreased $99,659 to $440,299 for the three months ended June 30, 1996, as compared to $539,958 for the three months ended
 June 30, 1995, representing a 18.46% decrease. This decrease was primarily due to an increase in operating expenses of $668,192 which was offset by an increase of $519,132 in total revenue and a $59,000 decrease in income taxes.

Revenues
- --------
 Total revenues increased $519,132, or 6.87%, for the three months ended June 30, 1996, as compared to the three months ended June 30, 1995. The revenues from the net premiums generated by the health maintenance organization increased by $189,283. This increase is attributable to an average of 1.22% increase in the premiums earned per enrollee and a 1.60% increase in the number of enrollees for the three months ended June 30, 1996, as compared to June 30, 1995. Revenues from the third party administration (TPA) fees increased by $303,177 due to the increase in enrollees in this TPA business through its subsidiaries DAS and DHP.

Operating Expenses
- ------------------
 Total operating expenses increased $668,192, or 9.94%, for the three months ended June 30, 1996, as compared to the three months ended June 30, 1995. This was primarily due to an increase in personnel expense, professional fees expense, and occupancy expenses.

 Net claims expense increased by $367,104, or 7.58%. Average claims per enrollee increased by 5.89% for the three months ended June 30, 1996, as compared to the three months ended June 30, 1995, while the number of enrollees increased by 1.60%. Personnel expense increased by $121,740, or 15.40%, for the three months ended June 30, 1996, as compared to June 30, 1995, due to the increase in personnel for DAS and DHP. Professional fees expense increased $65,187, or 28.95%, for the three months ended June 30, 1996, as compared to June 30,1995. This was primarily due to increased consulting work being performed and an increase in utilization review by outside companies with increased enrollment. Occupancy expense increased $42,657, or 37.87%, due to increase in depreciation on equipment purchased in the past couple of years due to growth in TPA clients.


Income Taxes
- ------------
 Income tax expense represents 34.52% and 35.43% of income before income taxes and minority interest for the three months ended June 30, 1996 and 1995, respectively. As a result of existing levels of pretax earnings and the availability of recoverable income taxes paid in recent years, no valuation allowance is required for recorded deferred tax assets.



COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

General
- -------
 The Company's net income increased $35,155 to $701,253 for the six months ended June 30, 1996, as compared to $666,098 for the six months ended
 June 30, 1995, representing a 5.28% increase. This increase was primarily due to an increase in total revenue of $640,720, which was offset by an increase in total operating expenses of $565,536.

Revenues
- --------
 Total revenues increased $640,720, or 4.22%, for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995. The revenues from the net premiums generated by the health maintenance organization decreased by $42,211. This decrease is attributable to a 1.38% decrease in the number of enrollees which was offset by a 1.09% increase in the premiums earned per enrollee for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995. Revenues from the third party administrative (TPA) fees increased by $657,934 due to the increase in enrollees in this TPA business through DAS and DHP.

Operating Expenses
- ------------------
 Total operating expenses increased $565,536, or 3.99%, for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995. This was primarily due to an increase in personnel expense, professional fees expense, and occupancy expense.

 Net claims expense remained fairly constant. Average claims per enrollee increased by 1.41% for the six months ended June 30, 1996, as compared to June 30, 1995, while the number of enrollees decreased by 1.38%. Personnel expense increased by $312,909, or 20.91%, for the six months ended June 30, 1996, as compared to June 30, 1995, primarily due to the increase in personnel for DAS and DHP. Professional fees expense increased $132,961, or 29.08%, for the six months ended June 30, 1996, as compared to June 30, 1995. This was primarily due to increased consulting work being performed and an increase in utilization review by outside companies with increased enrollment. Occupancy expense increased $76,299, or 33.24%, due to increase in depreciation on equipment purchased in the past couple of years due to growth in TPA clients.


Income Taxes
- ------------
 Income tax expense represents 34.14% and 34.50% of income before income taxes and minority interest for the six months ended June 30, 1996 and 1995, respectively. As a result of existing levels of pretax earnings and the availability of recoverable income taxes paid in recent years, no valuation allowance is required for recorded deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

 The Company's principal sources of cash have been premium revenue, collection of premiums in advance of the claims cost associated with them, and an agreement with participating physicians in which a percentage of fees for services is withheld for cash flows of the Company. The Company in the past has had borrowings from banks and affiliated companies, but currently does not need to borrow for liquidity purposes.

 Net cash provided by operating activities increased by $70,378 to $1,322,578 for the six months ended June 30, 1996, as compared to June 30, 1995. The cash flows from operations have been used primarily to purchase investments, certificates of deposits, and leasehold improvements and equipment and to pay dividends for both periods.

 The Company is not contractually obligated to pay out the contingency reserve withheld but has historically elected to pay out a majority of the amounts withheld. On June 5, 1996, the Board of Directors approved payment of dividends on the Class C common stock of $.06 per share for shareholders of record as of June 5, 1996, payable on August 15, 1996. Future dividend payment is dependent on the operations and liquidity of the Company. The Company believes that cash flow generated by operations, withholding of contingency reserve payables, cash on hand, and short-term investment balances will be sufficient to fund operations, pay out the projected contingency reserve payable, and pay dividends on the Class C common stock.

OUTLOOK, TRENDS, EVENTS, OR UNCERTAINTIES

 The Company identifies the following important factors which could cause the Company's actual financial and enrollment results to differ materially from any such results which might be projected, forecast, estimated, or budgeted by the Company in forward-looking statements or valuation analysis: the intensification of price competition; the entry of new competitors; the introduction of new products by new and existing competitors; adverse state and federal legislation and regulation; increases in medical costs, including increases in utilization and costs of medical services and the effects of actions by competitors or groups of providers; termination of providers contracts or renegotiation at less cost-effective rates or terms of payment; price increases in pharmaceuticals; failure to obtain new customers, retain existing customers, or reductions in force by existing customers; adverse publicity and news coverage; the selection by employers and individuals of higher copayment/deductible/coinsurance plans with relatively lower premiums; the migration of employers from insured to self-funded coverage resulting in reduced margins to the Company; higher general and administrative expenses occasioned by the need for additional advertising, professional services, administrative, or management information systems expenditures; changes in interest rates causing a reduction of net investment income; and increases by regulatory authorities of minimum capital, reserve, and other financial viability requirements.

                        PART II:  OTHER INFORMATION


Item 1.	Legal Proceedings
- --------------------------

  None


Item 2.	Changes in Securities
- ------------------------------

  None


Item 3.	Default Upon Senior Securities
- ---------------------------------------

  None

Item 4.	Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

 (a)	The 1996 Annual Meeting of Shareholders of the Company was held on
     June 6, 1996.

 (b,c)The 1996 Annual Meeting was held to elect three directors of the Company for a three year term, by the Class A and B shareholders. The following persons were elected as directors of the Company at the 1996
      Annual Meeting, with the respective votes indicated:

     	Name of Nominee			             For	      	Against	       	Withheld
      ---------------                ---        -------         --------
     	Guy E. Tam, M.D.	            	1,308	         0		             12
	     Patrick Beckman            			1,307     		   0	         		   13
	     Jeff Rodman	                		1,312     		   0	         		    8

     	There were no abstentions and no broker non-votes on this matter.

     	The following directors continue to serve as directors after the Annual
      Meeting:

     	Robert Ferrell, M.D.
	     Gerald Tracy, M.D.
	     Ben Henderson, D.O.
     	Douglas Holum, M.D.
	     K. Gene Koob, M.D.
	     James Jackson, M.D.
     	Frank Messner, M.D.

     	There were no voting issues for the Class C shareholders.

Item 5.  Other Information
- ---------------------------

  None


Item 6.  Exhibits and Reports on Form 8-K
- ------------------------------------------

(a)	No exhibits are attached.

(b)	No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES
                                  ----------


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


           South Dakota State Medical Holding Company, Incorporated
           --------------------------------------------------------
                                  (Registrant)



             Date: July 30, 1996		        	By: /s/ Robert D. Johnson
                                               ------------------------------
                                              	Robert D. Johnson
						                                        	Chief Executive Officer
						                                        	(Duly Authorized Officer)



             Date: July 30, 1996       			By:		/s/ Kirk J. Zimmer
                                               -----------------------------
						                                        	Kirk J. Zimmer
                                        							Senior Vice President
						                                        	(Principal Financial Officer)