Form 10-Q
period 1996-09-30
SOUTH DAKOTA STATE MEDICAL HOLDING CO INC
filed 1996-11-13
CIK 919176

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington D.C. 20549

                                FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
	           	For the quarterly period ended September 30, 1996

                                   OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________

Commission file number 0-23430
                       -------

         South Dakota State Medical Holding Company, Incorporated
         --------------------------------------------------------
          (Exact name of registrant as specified in its charter)

        	South Dakota	                            					46-0401087
         ------------                                  ----------
(State or other jurisdiction of                    			(I.R.S. Employer
 incorporation or organization)	                    		 Identification No.)

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
 YES   X    NO
     -----     -----

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        	Class		                 			Outstanding at October 31, 1996
         -----                      -------------------------------
  Class C Common Stock	                    				1,505,760

        SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
                             FORM 10-Q

                               INDEX



Part 1.  Financial Information (unaudited)

  Item 1.  Financial Statements

	Consolidated Balance Sheets at
	September 30, 1996 and December 31, 1995

	Consolidated Statements of Income for
	the Three and Nine Months Ended
	September 30, 1996 and 1995

	Consolidated Statement of Stockholders'
	Equity for the Nine Months Ended
	September 30, 1996

	Consolidated Statements of Cash Flows
	for the Nine Months Ended
	September 30, 1996 and 1995

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

  Signatures

                                                                     Page 2

                   PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements
                 SOUTH DAKOTA STATE MEDICAL HOLDING
               COMPANY, INCORPORATED d/b/a DAKOTACARE
                   CONSOLIDATED BALANCE SHEETS
                          (Unaudited)
                                    								September 30,  	December 31,
						ASSETS		                                  1996         			1995
                                            ------------    ------------

Cash and cash equivalents                   	$	3,230,238    	$	3,586,196
Investments in debt securities	               	1,107,965     		1,195,129
Certificates of deposit 	                       	875,000       		604,900
Receivables		 			                                685,924       		534,570
Prepaids and other assets	                       	99,958        		71,957
Deferred income taxes 		                         465,000	       	462,000
                                            ------------    ------------
			Total current assets                     	$	6,464,085    	$	6,454,752
                                            ------------    ------------

Investments in debt securities              	$	3,971,208    	$	2,613,470
Investments in equity securities	               	285,100       		292,700
Pledged certificates of deposit 	               	500,000       		500,000
Cash surrender value of life insurance	          	60,000        		51,000
                                            ------------    ------------
			Total long-term investments              	$	4,816,308    	$	3,457,170
                                            ------------    ------------

Leasehold improvements and equipment, net   	$	1,089,721    	$	1,173,891
                                            ------------    ------------

Deferred income taxes                       	$  	364,000    	$  	339,000
                                            ------------    ------------

                                     							$	12,734,114   	$	11,424,813
                                            ============    ============

					LIABILITIES
Reported and unreported medical
 claims liabilities                        	$	2,797,000    	$	2,710,000
Unearned subscriber premiums and
 administration fees	                          	752,068       		815,653
Accounts payable and accrued expenses	         	806,359       		787,008
Contingency reserve payable                   		900,000       		973,000
                                           ------------    ------------
			Total current liabilities               	$	5,255,427    	$	5,285,661

Contingency reserve payable                 		1,326,585	       	981,669
                                           ------------    ------------
			Total liabilities                       	$	6,582,012    	$	6,267,330
                                           ------------    ------------

Minority interest in subsidiary            	$  	306,054    	$  	277,892
                                           ------------    ------------

			STOCKHOLDERS' EQUITY
Class A preferred stock, issued
 1,018 and 976 shares                      	$   	10,180     $   		9,760
Class B preferred stock, issued
 1,300 and 1,000 shares                         		1,300         		1,000
Class C common stock, issued
 1,505,760 shares                              		15,058        		15,058
Additional paid-in capital                  		3,749,342     		3,749,342
Retained earnings		                          	2,085,180     		1,107,480
Unrealized loss on securities
 available for sale                           		(15,012)       		(3,049)
                                           ------------    ------------
						                                     	$	5,846,048    	$	4,879,591
                                           ------------    ------------

                                    							$	12,734,114    $	11,424,813
                                           ============    ============
See Notes to Consolidated Financial Statements.

                                                                 Page 3

                  	SOUTH DAKOTA STATE MEDICAL HOLDING
                 	COMPANY, INCORPORATED d/b/a DAKOTACARE
	                   CONSOLIDATED STATEMENTS OF INCOME
	                              (Unaudited)

           								Three Months Ended Sept 30,			Nine Months Ended Sept 30,
	                  --------------------------    --------------------------
								               1996 	    	 	1995	          		1996		       	1995
                   ------------  ------------    ------------  ------------
Revenues:
	Premiums, net of
  reins. ceded     	$	7,542,688   $	6,787,277	   $	20,963,894 	$	20,250,694
	T.P.A. fee	           	932,708	     	791,802     		2,911,067	   	2,112,227
	Net invest. income    	135,601     		126,890       		392,347     		346,585
	Other income		        	109,970	      	74,305	       	286,933     		263,322
                   ------------  ------------    ------------  ------------
			Total revenues	  $	8,720,967  	$	7,780,274   	$	24,554,241 	$	22,972,828
                   ------------  ------------    ------------  ------------

Operating expenses:
	Claims incurred,
		net of reins.
  recoveries       	$	5,989,166  	$	4,828,154   	$	16,374,781  $	15,212,930
	Personnel expense	    	973,057     		830,924     		2,782,634   		2,327,592
	Commissions		         	309,261     		274,685	       	923,887     		842,586
	Prof. fees expense    	259,396	     	219,310       		849,587     		676,540
	Office expense		      	164,980     		156,337       		556,323     		538,241
	Advertising		         		31,700      		82,380       		350,036     		419,580
	Occupancy expense	    	152,894     		135,633       		458,716	     	365,156
	State insurance taxes 		87,333      		81,106       		252,114    	 	247,734
	Other general and
		administrative exp.    89,411	      	58,693       		252,667     		214,874
                   ------------  ------------    ------------  ------------
			Total operating
    expenses       	$	8,057,198  	$	6,667,222   	$	22,800,745 	$	20,845,233
                   ------------  ------------    ------------  ------------

			Income before income
    taxes	and minority
    interest        $   663,769  	$	1,113,052   	$ 	1,753,496 	$ 	2,127,595
Income taxes				       	210,000     		335,000       		582,000     		685,000
Minority 	interest
 in income	of
 subsidiary          				11,688       		7,415        		28,162       		5,860
                   ------------  ------------    ------------  ------------

			Net income       $   442,081	  $  	770,637   	$  1,143,334 	$ 	1,436,735
                   ============  ============    ============  ============

Earnings per
 common share      	$       .29  	$       .51  		$        .76		$        .95
                   ============  ============    ============  ============

Weighted average
 number of	common
 shares outstanding	 	1,505,760   		1,505,760     		1,505,760   		1,505,760
                   ============  ============    ============  ============

See Notes to Consolidated Financial Statements.

                                                                   Page 4

                    SOUTH DAKOTA STATE MEDICAL HOLDING
                  COMPANY, INCORPORATED d/b/a DAKOTACARE
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (Unaudited)

                                             																	Unrealized
																                                              	Loss on
										                       Additional 			            			Securities
							            	Capital       	Paid-In     	Retained  		 	Available
							             	Stock	      		Capital    		Earnings     		for Sale
                   ------------  ------------  ------------  ------------
Balance,
December 31, 1995     	$	25,818  	$	3,749,342  	$	1,107,480     	$	(3,049)
	Issuance of Class A
			preferred stock		        670          		--          		--          		--
	Redemption of Class A
			preferred stock	       	(250)         		--	          	--          		--
	Issuance of Class B
			preferred stock		        300          		--          		--          		--
	Increase in unrealized
  loss on	securities
  available for sale       		--	          	--          		--	      (11,963)
	Dividends paid or accrued
  on	Class C common stock   	--	          	--	    	(165,634)         		--
	Net income for the
			nine months	             	--          		--   		1,143,334          		--
                   ------------  ------------  ------------  ------------

Balance,
September 30, 1996	$    	26,538	 $  3,749,342 	$ 	2,085,180	 $   	(15,012)
                   ============  ============  ============  ============

See Notes to Consolidated Financial Statements.

                                                                   Page 5

                      SOUTH DAKOTA STATE MEDICAL HOLDING
                    COMPANY, INCORPORATED d/b/a DAKOTACARE
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                   								 	   Nine Months Ended Sept 30,
                                                --------------------------
                                                     1996	      		1995
                                                ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
	Net income				                                 	$	1,143,334  	$	1,436,735
	Adjustments to reconcile net income to net
		cash provided by operating activities:
		Depreciation				                                  	231,256	     	169,610
		Minority interest in income of subsidiary			       	28,162       		5,860
		Amortization of discounts and premiums
			on investments and certificates of
			deposit, net			                                  	(73,365)    		(74,133)
		Change in deferred income taxes			                	(28,000)    		(14,000)
		Change in other assets and liabilities			         	135,327     		573,105
                                                ------------  ------------
			Net cash provided by operating activities		  	$	1,436,714  	$	2,097,177
                                                ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
	Proceeds from maturities of certificates
		of deposit                                 				 	$	804,900    	$	900,000
	Purchase of certificates of deposit		          		(1,075,000) 		(1,200,000)
	Purchase of debt securities		                  		(1,675,611) 		(1,013,033)
	Purchase of equity securities			                    	(4,363)     		(4,208)
	Proceeds from maturities of debt securities			     	478,402     		330,839
	(Increase) in cash surrender value of
		life insurance			                                  	(9,000)     		(9,000)
	Purchase of leasehold improvements
		and equipment		                                 		(147,086)   		(477,664)
                                                ------------  ------------
			Net cash (used in) investing activities		   	$	(1,627,758)	$	(1,473,066)
                                                ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
	Proceeds from issuance of stock	                    		$	970	        $	550
	Redemption of stock			                                	(250)	       	(230)
	Payment of dividends on common stock			           	(165,634)   		(197,631)
	Minority investment in subsidiary		                    		--	      	15,000
                                                ------------  ------------
			Net cash (used in) financing activities		     	$	(164,914)  	$	(182,311)
                                                ------------  ------------

			Increase (decrease) in cash
    and cash equivalents	                        	$	(355,958)   	$	441,800

CASH AND CASH EQUIVALENTS
	Beginning                                   						3,586,196   		3,290,253
                                                ------------  ------------

	Ending	                                    					$	3,230,238  	$	3,732,053
                                                ============  ============

See Notes to Consolidated Financial Statements.

           SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
                                 D/B/A DAKOTACARE

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.	BASIS OF PRESENTATION

	The consolidated financial statements of South Dakota State Medical Holding
 Company, Incorporated, d/b/a DAKOTACARE, (the "Company") and its wholly-
 owned subsidiaries, DAKOTACARE Administrative Services, Incorporated (DAS),
 and DAKOTACARE Insurance Ltd. (DIL), and its 50.11% owned subsidiary,
 Dakota Health Plans, Incorporated (DHP), contained in this report are unaudited but reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial information for the period presented and are not necessarily indicative of the results to be expected for the full year.

Item 2.	Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
and Results of Operations
-------------------------

The South Dakota State Medical Holding Company, Incorporated, markets its products under the tradename of DAKOTACARE. Its products include group managed health care products such as HMO products and cafeteria plan administration and workers compensation managed care services. Its subsidiaries' (DAS and DHP) products are managed care and claims administration services for self-insured employer groups. Its subsidiary, DIL, was incorporated in January 1996, and was formed to accept reinsurance risk on some DAS's and DHP's self-funded customers, as well as other potential insurance risks. The Company and subsidiaries DAS and DHP, market their products through a network of independent insurance agents throughout South Dakota.

The Company contracts with over 98% of the physicians in the state of South Dakota, 100% of the hospitals in the state of South Dakota, and many other health care providers to provide medical services to its enrollees. At October 1, 1996, the Company's HMO enrollment is approximately 22,000 enrollees, while its subsidiaries DAS and DHP have enrollment of approximately 62,000 enrollees under their Administrative Services Only
(ASO) business.


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

General
-------
The Company's net income decreased $328,556 to $442,081 for the three months ended September 30, 1996, as compared to $770,637 for the three months ended September 30, 1995, representing a 42.63% decrease. This decrease was primarily due to an increase in operating expenses of $1,389,976 which was offset by an increase of $940,693 in revenues and a $125,000 decrease in income taxes.

Revenues
--------
Total revenues increased $940,693, or 12.09%, for the three months ended September 30, 1996, as compared to the three months ended September 30, 1995. The revenues from the net premiums generated by the health maintenance organization increased by $755,411. This increase is attributable to an average of 4.63% increase in the premiums earned per enrollee and a 1.60% increase in the number of enrollees for the three months ended
September 30, 1996, as compared to September 30, 1995. Revenues from the third party administration (TPA) fees increased by $140,906 due to the increase in enrollees in the TPA business through its subsidiaries DAS and DHP. Net investment income increased $8,711, due primarily to the increase in assets invested and higher yields earned.

Operating Expenses
------------------
Total operating expenses increased $1,389,976, or 20.85%, for the three months ended September 30, 1996, as compared to the three months ended September 30, 1995. This was primarily due to an increase in claims incurred, personnel expense, professional fees expense, and office expense.

Net claims expense increased by $1,161,012, or 24.05%. Average claims per enrollee increased by 16.80% for the three months ended September 30, 1996, as compared to the three months ended September 30, 1995, while the number of enrollees increased by 6.21%. Personnel expense increased by $142,133, or 17.11%, for the three months ended September 30, 1996, as compared to September 30, 1995, due to the increase in personnel for DAS and DHP. Professional fees expense increased $40,086, or 18.28%, for the three months ended September 30, 1996, as compared to September 30, 1995. This was primarily due to increased consulting work being performed and an increase in utilization review by outside companies with increased enrollment. Occupancy expense increased $17,261, or 12.73%, due to an increase in depreciation on equipment purchased in the past two years due to growth in TPA clients.

Income Taxes
------------
Income tax expense represents 31.64% and 30.10% of income before income taxes and minority interest for the three months ended September 30, 1996 and 1995, respectively. As a result of existing levels of pretax earnings and the availability of recoverable income taxes paid in recent years, no valuation allowance is required for recorded deferred tax assets.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

General
-------
The Company's net income decreased $293,401 to $1,143,334 for the nine months ended September 30, 1996, as compared to $1,436,735 for the nine months ended September 30, 1995, representing a 20.42% decrease. This decrease was primarily due to an increase in operating expenses of $1,955,512, which was offset by an increase in total revenues of $1,581,413, and a decrease in income taxes of $103,000.

Revenues
--------
Total revenues increased $1,581,413, or 6.88%, for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995. The revenues from net premiums increased $713,200. This increase is attributable to an average of 1.35% increase in the premiums earned per enrollee and was offset by a 2.14% increase in the number of enrollees for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995. Revenues from the third party administration
(TPA) fees increased by $798,840 due to the increase in enrollees in this TPA business through DAS and DHP. Net investment income increased $45,762 due primarily to the increase in assets invested and higher yields earned.

Operating Expenses
------------------
Total operating expenses increased $1,955,512, or 9.38%, for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995. This was primarily due to an increase in claims expense, personnel expense, professional fees expense, and occupancy expense.

Net claims expense increased by $1,161,851, or 7.64%. Average claims per enrollee increased by 6.20% for the nine months ended September 30, 1996, as compared to September 30, 1995, while the number of enrollees increased by 1.35%. Personnel expense increased by $455,042, or 19.55%, for the nine months ended September 30, 1996, as compared to September 30, 1995, primarily due to the increase in personnel related to the Company's ASO business. Professional fees expense increased $173,047, or 25.58%, for the nine months ended September 30, 1996, as compared to September 30, 1995. This was primarily due to increased consulting work being performed and an increase in utilization review by outside companies with increased enrollment. Occupancy expense increased $93,560, or 25.62%, due to increase in depreciation on equipment purchased in the past two years due to growth in TPA clients.

Income Taxes
------------
Income tax expense represents 33.19% and 32.20% of income before income taxes and minority interest for the nine months ended September 30, 1996 and 1995, respectively. As a result of existing levels of pretax earnings and the availability of recoverable income taxes paid in recent years, no valuation allowance is required for recorded deferred tax assets.


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

Net cash provided by operating activities decreased by $660,463 to $1,436,714 for the nine months ended September 30, 1996, as compared to September 30, 1995. The cash flows from operations have been used primarily to purchase investments, certificates of deposit, and leasehold improvements and equipment and to pay dividends.

The Company is not contractually obligated to pay out the contingency reserve withheld but has historically elected to pay out a majority of the amounts withheld. On November 12, 1996, the Board of Directors approved payment of dividends on the Class C common stock of $.07 per share for shareholders of record as of November 12, 1996, payable on November 15,1996. Future dividend payment is dependent on the operations and liquidity of the Company. The Company believes that cash flow generated by operations, withholding of contingency reserve payables, cash on hand, and short-term investment balances will be sufficient to fund operations, pay out the projected contingency reserve payable, and pay dividends on the Class C common stock.

OUTLOOK, TRENDS, EVENTS, OR UNCERTAINTIES

The Company identifies the following important factors which could cause the Company's actual financial and enrollment results to differ materially from any such results which might be projected, forecast, estimated, or budgeted by the Company in forward-looking statements or valuation analysis: the intensification of price competition; the entry of new competitors; the introduction of new products by new and existing competitors; adverse state and federal legislation and regulation; increases in medical costs, including increases in utilization and costs of medical services and the effects of actions by competitors or groups of providers; termination of provider contracts or renegotiation at less cost-effective rates or terms of payment; price increases in pharmaceuticals; failure to obtain new customers, retain existing customers, or reductions in force by existing customers; adverse publicity and news coverage; the selection by employers and individuals of higher copayment/deductible/coinsurance plans with relatively lower premiums; the migration of employers from insured to self-funded coverage resulting in reduced margins to the Company; higher general and administrative expenses occasioned by the need for additional advertising, professional services, administrative, or management information systems expenditures; changes in interest rates causing a reduction of net investment income; and increases by regulatory authorities of minimum capital, reserve, and other financial viability requirements.

                         PART II:  OTHER INFORMATION


Item 1.	Legal Proceedings
-------------------------

  None


Item 2.	Changes in Securities
-----------------------------

  None


Item 3.	Default Upon Senior Securities
--------------------------------------

  None


Item 4.	Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

  None


Item 5.  Other Information
--------------------------

  None


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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


         South Dakota State Medical Holding Company, Incorporated
         --------------------------------------------------------
                              (Registrant)



Date: 11/13/96      				         	By: /s/ Robert D. Johnson
      -----------------               -----------------------------
							 						                        Robert D. Johnson
                                     	Chief Executive Officer
							                               (Duly Authorized Officer)



Date: 11/12/96               					By: /s/ Kirk J. Zimmer
      -----------------               ----------------------------
	                                     Kirk J. Zimmer
							                               Senior Vice President
							                               (Principal Financial Officer)