Form 10-Q/A
period 1996-06-30
SOUTH DAKOTA STATE MEDICAL HOLDING CO INC
filed 1996-12-04
CIK 919176

South Dakota State Medical Holding Company, Incorporated
                           1323 South Minnesota Avenue
                             Sioux Falls, SD 57105

November 27,1996

Securities and Exchange Commission
450 Fifth Street N.W.
Washington, D.C. 20549

     Re:  Amendment to
          Quarterly Report on Form 10-Q for the
          Quarter Ended June 30, 1996
          Commission File No. 0-23430

Dear Commission Staff:

     Attached for filing with the Commission via EDGAR, pursuant to the Securities Exchange Act of 1934 and Rule 101(a)(1)(iii) of Reg.S-T, please find a Quarterly Report on Form 10Q/A, which amends the previously filed Report on Form 10-Q for the quarter ended June 30, 1996, by including the Financial Data Schedule as Exhibit 27.

Very truly yours,



/s/Kirk J. Zimmer
Kirk J. Zimmer,
Principal Financial Officer

attachment

cc: Shelley Parratt,
    SEC Assistant Director (w/one hard copy)
    Bruce McPheeters (w/one hard copy)




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


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

General
-------
 The Company's net income decreased $99,659 to $440,299 for the three months ended June 30, 1996, as compared to $539,958 for the three months ended
 June 30, 1995, representing a 18.46% decrease. This decrease was primarily due to an increase in operating expenses of $668,192 which was offset by an increase of $519,132 in total revenue and a $59,000 decrease in income taxes.

Revenues
--------
 Total revenues increased $519,132, or 6.87%, for the three months ended June 30, 1996, as compared to the three months ended June 30, 1995. The revenues from the net premiums generated by the health maintenance organization increased by $189,283. This increase is attributable to an average of 1.22% increase in the premiums earned per enrollee and a 1.60% increase in the number of enrollees for the three months ended June 30, 1996, as compared to June 30, 1995. Revenues from the third party administration (TPA) fees increased by $303,177 due to the increase in enrollees in this TPA business through its subsidiaries DAS and DHP.

Operating Expenses
------------------
 Total operating expenses increased $668,192, or 9.94%, for the three months ended June 30, 1996, as compared to the three months ended June 30, 1995. This was primarily due to an increase in personnel expense, professional fees expense, and occupancy expenses.

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


Income Taxes
------------
 Income tax expense represents 34.52% and 35.43% of income before income taxes and minority interest for the three months ended June 30, 1996 and 1995, respectively. As a result of existing levels of pretax earnings and the availability of recoverable income taxes paid in recent years, no valuation allowance is required for recorded deferred tax assets.



COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

General
-------
 The Company's net income increased $35,155 to $701,253 for the six months ended June 30, 1996, as compared to $666,098 for the six months ended
 June 30, 1995, representing a 5.28% increase. This increase was primarily due to an increase in total revenue of $640,720, which was offset by an increase in total operating expenses of $565,536.

Revenues
--------
 Total revenues increased $640,720, or 4.22%, for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995. The revenues from the net premiums generated by the health maintenance organization decreased by $42,211. This decrease is attributable to a 1.38% decrease in the number of enrollees which was offset by a 1.09% increase in the premiums earned per enrollee for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995. Revenues from the third party administrative (TPA) fees increased by $657,934 due to the increase in enrollees in this TPA business through DAS and DHP.

Operating Expenses
------------------
 Total operating expenses increased $565,536, or 3.99%, for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995. This was primarily due to an increase in personnel expense, professional fees expense, and occupancy expense.

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


Income Taxes
------------
 Income tax expense represents 34.14% and 34.50% of income before income taxes and minority interest for the six months ended June 30, 1996 and 1995, respectively. As a result of existing levels of pretax earnings and the availability of recoverable income taxes paid in recent years, no valuation allowance is required for recorded deferred tax assets.


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

                        PART II:  OTHER INFORMATION


Item 1.	Legal Proceedings
--------------------------

  None


Item 2.	Changes in Securities
------------------------------

  None


Item 3.	Default Upon Senior Securities
---------------------------------------

  None

Item 4.	Submission of Matters to a Vote of Security Holders
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

Item 5.  Other Information
---------------------------

  None


Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

(a)	Exhibit 27 is attached.

(b)	No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES
                                  ----------


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


           South Dakota State Medical Holding Company, Incorporated
           --------------------------------------------------------
                                  (Registrant)



             Date: November 27, 1996		        	By: /s/ Robert D. Johnson
                                               ---------------------------
                                              	Robert D. Johnson
						                                        	Chief Executive Officer
						                                        	(Duly Authorized Officer)



             Date: November 27, 1996       			By:		/s/ Kirk J. Zimmer
                                              ----------------------------
						                                        	Kirk J. Zimmer
                                        							Senior Vice President
						                                        	(Principal Financial Officer)