Form 10-K
period 1996-12-31
SOUTH DAKOTA STATE MEDICAL HOLDING CO INC
filed 1997-03-28
CIK 919176

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       Washington D.C. 20549

                              FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
              For the fiscal year ended December 31, 1996
                                        -----------------
Commission file number 0-23430
                       -------
           South Dakota State Medical Holding Company, Incorporated
            (Exact name of registrant as specified in its charter)

         South Dakota                         46-0401087
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)           Identification No.)

  1323 South Minnesota Avenue
   Sioux Falls, South Dakota                    57105
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code: (605) 334-4000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Class A Preferred Stock, No Par Value, Stated Value $10 Per Share
                         (Title of class)

         Class C Common Stock, Par Value $.01 Per Share
                         (Title of class)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES   X    NO
     ---      ---
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      	Class	                     				Outstanding at March 20, 1997
       -----                          -----------------------------
  Class C Common Stock	                       				1,505,760

The aggregate market value of the voting stock held by non-affiliates is not determinable as there is no market or exchange where these shares are traded.

                                    PART I


ITEM 1. BUSINESS
----------------
South Dakota State Medical Holding Company, Incorporated (the Company, Corporation or DAKOTACARE), was incorporated in the state of South Dakota on May 5, 1988. Its corporate offices are located at 1323 South Minnesota Avenue, Sioux Falls, South Dakota, 57105. The Articles of Incorporation permit the Company to engage in the development of quality comprehensive health care delivery systems; to conduct, promote, or operate alternative health care delivery systems and other contractual health service arrangements, including but not limited to, traditional third party reimbursement systems, preferred provider organizations, and health maintenance organizations (HMO).

The Company contracts with over 98% of the physicians in the state of South Dakota, 100% of the hospitals in the state of South Dakota, and many other health care providers to provide medical services to its enrollees. Physicians who are members of the South Dakota State Medical Association and who complete the Company's credentialing process may participate with the Company and receive one share of Class A voting preferred stock of the Company for $10. The fee for non-members is $1,000. The South Dakota
State Medical Association owns % of the Class B voting preferred stock of the Company, and through this ownership, maintains voting control of the Company.

The Company's agreements with participating physicians stipulate compensation on a fee-for-service basis utilizing a relative value schedule developed by the Company. This schedule assigns a value (measured in number of units) for each individual service for which a physician may perform and submit a bill. These values are then multiplied by an overall value per unit assigned by the Company, and the product is the maximum amount allowed for payment to the physician. Actual reimbursement is at the lower of this product or the actual billed amount. The Company, at least annually, reviews the unit value and makes adjustments when considered necessary. The effect of this reimbursement mechanism is to establish a maxmium allowable reimbursement which is not dependent upon actual billed charges. Regardless of the physician bill, reimbursement will never exceed the maximum amount established by the relative value schedule. Physicians also may not bill patients for any excess of the billed charge over the amount allowed by the Company, but instead have contractually agreed to hold the patient harmless for any such amounts.

The Company's agreements also provide that up to 20% of fees for services provided, as submitted to and allowed by the Company, may be withheld to provide a contingency reserve that may be used to fund operations or meet other financial requirements of the Company. The contingency reserve withholding is also designed to encourage efficient medical practice by the physicians. Less expensive medical outcomes enhance net income and consequently, an increased likelihood of contingency reserve payouts to the physicians. The amounts withheld may be paid to the participating physicians at the discretion of the Board of Directors of the Company, although the Company is not contractually obligated to pay out amounts withheld. The recorded liability was an estimate of the projected payouts for prior amounts withheld. Management estimates the expected amount of the contingency reserve and records a liability based upon factors such as cash flow needs, net income, and accumulations of amounts withheld. Payments to physicians are made at such times as the Board of Directors approves payouts.
The recorded liabilities for contingency reserve payouts at December 31, 1996 and 1995, were $2,105,294 and $1,954,669 respectively.
The Company withheld from payment to the participating physicians $1,120,049 and $950,376 for the years ended December 31, 1996 and 1995, respectively. The liability recorded was equal to the actual amounts withheld for 1996 and 1995. The recorded liability for prior years was the estimate of the projected payouts for the prior amounts withheld. As of January 1,1994, the percentage withheld was reduced from 20% to 15%. See Note 6 of Notes to Consolidated Financial Statements.

In 1992, the Company incorporated DAKOTACARE Administrative Services, Incorporated (DAS), a wholly-owned subsidiary of the Company. In 1994, the Company organized and then purchased a 50.11% interest in Dakota Health Plans, Incorporated (DHP). The Articles of Incorporation of DAS and DHP permit it to engage in the development of third party administration (TPA) services for health and welfare plans. DHP has subcontracted with DAS to perform substantially all TPA activities. In January 1996, the Company incorporated DAKOTACARE Insurance Ltd. (DIL), a wholly-owned subsidiary of the Company. DIL was formed to accept reinsurance risk on stop-loss policies of DAS and DHP customers, and other insurance risks.

Products and Marketing
----------------------
The Company markets its products under the tradename of DAKOTACARE. Its products include group managed health care products such as HMO products, in addition to managed care and claims administration services for self-insured employer groups. Also, cafeteria plan administration and workers compensation managed care services are offered. The Company markets its products through an exclusive network of independent insurance agents throughout South Dakota.

The Company markets its products to employer groups with a minimum of two covered employees and its customers range in size from employers of this size to its largest customer with over 2,500 employees. As of January 1, 1997, DAKOTACARE and its subsidiaries provided health care services to approximately 89,000 individuals. Approximately 10.4% of the state's population and approximately 17% of DAKOTACARE's target market of approximately 425,000 is served by DAKOTACARE and its subsidiaries, which does not include Medicare and Medicaid populations, federal employee groups, the individual policy market, and other potential populations. The Company's HMO enrollment, which had remained relatively stable from 1990 to 1995 at approximately 20,000 enrollees, grew to nearly 24,000 in 1996. Commencing in 1993, the Company began its Administrative Services Only (ASO) business and by January 1, 1997, had enrolled approximately 61,000 ASO enrollees, bringing the total individuals served by the Company to approximately 85,000. The Company's HMO client disenrollment rate is significantly lower than the industry rate as a whole. All underwriting and pricing decisions are made by the DAKOTACARE underwriting department and reviewed by senior management. DAKOTACARE's underwriters evaluate the prior loss history, the inherent risk characteristics, and the demographic makeup of the applicants where appropriate.

Through a specific excess liability reinsurance agreement with Lincoln National Health and Casualty Insurance Company, the Company reinsures that portion of its risk in excess of $85,000 of covered inpatient expenses of any enrollee per contract year, subject to a coinsurance provision which ranges from 50% to 90% based on average daily amounts specified in the subscriber plan, and a $2,000,000 lifetime maximum benefit per enrollee. The Company would be liable for any obligations that the reinsuring company is unable to meet under the reinsurance agreement. The reinsurance agreement also provides for enrollee benefits to be paid in the event the Company should cease operations or become insolvent, and a conversion privilege for all enrollees in the event of plan insolvency and for any enrollee that moves out of the service area of the Company.

The Company operates under a license issued by the South Dakota Department of Commerce and Regulation, Division of Insurance, for the operation of the health maintenance organization. DAS and DHP are also registered as third party administrators. The Company has also received certification from the South Dakota Department of Labor as a workers' compensation managed care plan.

The Company continually seeks out and evaluates opportunities for future growth and expansion. Such growth and expansion opportunities may include acquisitions or dispositions of segments of its operations, and the internal development of new products and techniques for the containment of health care costs, and the measurement of the outcomes and efficiency of health care delivered.

Competition
-----------
The managed health care industry evolved primarily as a result of health care buyers' concerns over rising health care costs. The industry's goal is to infuse greater cost effectiveness and accountability into the health care system through the development of different managed care products, while increasing the accessibility and quality of health care services. The managed health care industry has become increasingly competitive in many markets. As managed care (HMO, Preferred Provider Organization, etc.) penetration of the health care market increases, the Company expects that marketing to large employer groups will become more difficult and competition for smaller employer groups will intensify. In addition, large employers may choose to self-insure their health care risk and seek benefit administration and managed care services from third parties to assist them in controlling and reporting health care costs. In such an environment, the Company believes that having a broad line of health care programs and products available will be important in being selected by employers to manage their health care programs. The Company's health care products compete for group membership with traditional health insurance plans, Blue Cross/Blue Shield plans, and third party administrators who provide services to self-insured employers. The ability to increase the number of persons covered by the Company's services or to increase premiums can be affected by the level of competition in any particular area. The Company believes that the principal competitive factors affecting the Company include price, the level and quality of service provided, provider network capabilities, and marketplace reputation.

Regulations
-----------
The Company is regulated by the South Dakota Department of Commerce and Regulation, Division of Insurance (Division). South Dakota statutes require the filing of periodic financial reports, maintenance of restricted deposits in the minimum amount of fifty percent of the Company's unearned premium liability, approval of the Company's benefits contract and premium rates, licensing of its agents, and other items. The Company is also subject to periodic examination of its financial affairs and market conduct. The Division completed an examination of DAKOTACARE for years through December 31, 1991, which was released in March, 1993.

DAKOTACARE must comply with applicable insurance statutes and regulations which prescribe the nature, form, quality, and relative amounts of investments which may be made by insurance companies and HMOs. Generally, these statutes and regulations permit companies to invest within varying limitations in state, municipal, and federal government obligations, corporate obligations, preferred and common stocks, bank certificates of deposit, and certain types of real estate and first mortgage loans. The Company's management believes that its investment strategy is conservative, with preservation of capital being the foremost objective. Its investment strategy is also influenced by the terms of its coverage written and by its expectations as to the timing of claims and contingency reserve payments.

The following table sets forth, by type of investment, the percentage of the total investment portfolio, excluding the cash surrender value of life insurance, represented by each type of investment as of December 31:

								                                        1996         	 1995

	Certificates of deposit	                   			 24.0%       		 21.2%
	Obligations of state and political
	  subdivisions					                            35.7         	 39.5
	Obligations of U.S. government
	  corporations					                            32.4        		 30.3
	U.S. government agency collateralized
	  mortgage obligations			                       7.9		          9.0
                                               ------         ------
							                                       	100.0%        	100.0%
                                               ======         ======

The Company's investment portfolio, excluding cash surrender value of life insurance, totaled $6,382,097 and $5,206,199 as of December 31, 1996 and 1995, respectively. In addition, substantially all of the cash and cash equivalents are in interest bearing accounts. Cash and cash equivalents totaled $3,422,692 and $3,586,196 at December 31, 1996 and 1995, respectively.

The anti-kickback provisions of the Medicare law prohibit the payment or receipt of any remuneration in return for the referral of a patient the charges to whom are subject to reimbursement by Medicare. The Company which provides HMO coverage on a group basis does not provide coverage for the cost of medical and hospital expenses to Medicare beneficiaries. If otherwise eligible for coverage through the Company, the Medicare eligible beneficiary may choose to have the Company provide their health care benefits in lieu of coverage by Medicare. The Company does not believe that it offers incentives to Medicare beneficiaries nor that any discounts the HMO receives from health care providers would violate the anti-kickback provisions of the Medicare law.

Government regulation of employee benefit plans, including health care coverage, health plans and the Company's specialty managed care products is a changing area of law that varies from jurisdiction to jurisdiction and generally gives responsible administrative agencies broad discretion. The Company believes that it is in compliance in all material respects with the various federal and state regulations applicable to its current operations.
To maintain such compliance, it may be necessary for the Company or its subsidiaries to make changes from time to time in its services, products, structure, or marketing methods. Additional governmental regulation or future interpretation of existing regulation could increase the cost of the Company's compliance or otherwise affect the Company's operations, products, profitability, or business prospects. Numerous proposals have been introduced in the United States Congress relating to health care reform. As a provider of cost effective managed care plans for medium and small employers, the Company believes it is delivering products and services that address current health care reform issues. The Company will continue to evaluate its business strategy as necessary to maximize its ability to adapt to the changing health care marketplace.

ERISA
-----
The provision of services to or through certain types of employee health benefit plans is subject to the Employee Retirement Income Security Act of 1974 (ERISA). ERISA is a complex set of laws and regulations that are subject to periodic interpretation by the United States Department of Labor. ERISA places certain controls on how DAKOTACARE may do business with employers covered by ERISA, particularly employers who maintain self-funded plans. The Department of Labor is engaged in an ongoing ERISA enforcement program which may result in additional constraints on how ERISA governed benefit plans conduct their activities. There have recently been legislative attempts to limit ERISA's preemptive effect on state laws. If such limitations were to be enacted, they might increase DAKOTACARE's administrative costs and its liability exposure under state law-based suits relating to employee health benefits offered by DAKOTACARE's health plans.

Employees
---------
As of December 31, 1996, the Company employed 110 persons on a full-time basis. None of these employees are covered by a collective bargaining agreement, and the Company believes its employee relations are good.


ITEM 2. PROPERTIES
------------------
As of December 31, 1996, the Company leases approximately 14,900 square feet of space in Sioux Falls, South Dakota, from the South Dakota State Medical Association (an affiliated company). The lease expired December 31, 1996, and was renewed for one year. The Company has leased space from the South Dakota State Medical Association on one year lease terms from inception, and plans to do so in the future. The Company anticipates being able to rent additional space from the South Dakota State Medical Association when necessary. On 1/1/97, the Company acquired a 5,520 square foot office building in Webster, South Dakota, (which was leased through 12/31/96), and also leases smaller offices in Rapid City, South Dakota, and Pierre, South Dakota.


ITEM 3. LEGAL PROCEEDINGS
-------------------------
The Company is involved in legal actions in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, in the opinion of management there is no legal proceeding pending against or involving the Company for which the outcome is likely to have a material adverse effect upon the consolidated financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
(A)	There were no matters submitted to shareholders vote in the 4th quarter of
1996.

                                 PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
-----------------------------------------------------------------------------
Stock Prices
------------
There is no active trading for shares of stock of the Company and the stock is not listed on any exchange or over-the-counter market. However, limited infrequent exchanges of Class C shares have occurred directly between interested buyers and sellers and in across the desk stock transactions with a brokerage firm. The Company does not regularly receive price information on these transactions. The amended and restated Articles of Incorporation of the Company currently restrict the ownership of shares as follows:
(i) the ownership of the Company's Class A voting preferred stock is restricted to medical or osteopathic physicians who have executed Participating Agreements with the Company and may not be issued to or held by any hospital, (ii) the ownership of the Company's Class B voting preferred stock is restricted to the South Dakota State Medical Association, and (iii) the ownership of the Company's Class C non-voting common stock is restricted to (a) medical or osteopathic physicians who have executed Participating Physician Agreements, (b) a trust or self-directed individual retirement account controlled by such physicians, (c) professional corporations, partnerships, or other entities domiciled in the state of South Dakota, and in which a participating physician is a shareholder, partner, or employee in the practice of medicine, (d) management employees or agents of the Company, the South Dakota State Medical Association, the South Dakota Foundation for Medical Care, or (e) a spouse or child of a shareholder of the Company, if such shares were first held by one of the persons or entities entitled to own Class C common stock. In addition, the Class C non-voting common stock may not be issued or transferred to any hospital or to any natural person or entity who is not a resident or domiciliary of the state of South Dakota.


Shares Eligible for Future Sale
-------------------------------
The Company's Class A voting preferred stock is nontransferable and ownership of the Company's Class B voting preferred stock is restricted to the South Dakota State Medical Association. Approximately 92,410 shares of the Company's Class C non-voting stock are currently owned by the officers and directors of the Company. All of the remaining Class C shares are eligible for resale under Rule 144(k) of the Securities Act of 1933, as amended, subject to the ownership restrictions contained in the Company's Amended and Restated Articles of Incorporation. The Company intends to register under the ACT the officers and directors outstanding Class C non-voting common stock to enable the public resale of such shares by the holders thereof, subject to the ownership restrictions contained in the Company's Amended and Restated Articles of Incorporation.

Holders
-------
As of March 15, 1997, there were 1,038 holders of record of Class A preferred stock, 1 holder of Class B preferred stock, and 673 holders of record of Class C common stock. There are no options or warrants outstanding.

Dividends
---------
The Class A and B preferred stock are not entitled to dividends. As approved by the stockholders at a special meeting held on December 28, 1995, the Company is not required to pay annual cumulative dividends to its Class C common stock. The Board of Directors, at its discretion, can elect to pay dividends in any amount subject to availability of funds and regulatory requirements on reserves. As long as the Company exceeds required regulatory capital, as required by the South Dakota Division of Insurance, it is not restricted by the Division of Insurance in the amount of dividends it may pay. At December 31, 1996, the Company exceeded this requirement by approximately $6,513,000. During 1996 and 1995, the Company paid out dividends of $271,037 and $310,563, respectively, on Class C shares. On January 28,
1997, the Board of Directors approved payment of dividends of $.08 per share to be paid on February 14, 1997, for shareholders of record of the Class C common stock on January 28, 1997.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------
The following information for the Company is as of and for the years ended December 31, 1996, 1995, 1994, 1993, and 1992 (dollars in thousands, except per share data):

                         						          Year Ended December 31,
                              ----------------------------------------------

                         						  1996     1995     1994     1993     1992
                                 ----     ----     ----     ----     ----
Income Statement Data:
----------------------
  Net premiums             				$28,688  $26,643  $26,790  $24,936  $24,208
  Third party administration
   fees                       	  3,786    3,023    1,143      462        4
  Net investment income			         552      489      321      208      223
  Total revenues				            33,425   30,513   28,497   25,790   24,468
  Net claims incurred			        23,425   20,305   19,937   19,046   19,100
  Other operating expenses			    8,393    7,587    5,595    4,549    3,754
  Financing cost of debt			         --       --       14       91      151
  Income before income taxes		   1,607    2,621    2,951    2,104    1,463

  Net income	              				  1,041    1,790    1,906    1,433      940
                               =======  =======  =======  =======  =======

Earnings per common share(1) 		$  0.69  $  1.19  $  1.27  $  1.08  $     *
                               =======  =======  =======  =======  =======

Balance Sheet Data:
-------------------
  Invested assets and cash  			$ 9,874  $ 8,843  $ 7,804  $ 5,882  $ 5,691
  Total assets				              12,777   11,425    9,803    7,568    7,511
  Reported and unreported
	claims payable			               3,188    2,710    2,864    2,558    2,449
  Contingency reserve payable		  2,105    1,955    1,697    1,635    2,517
  Long-term debt (including
	current maturities)			             --       --       --      572    1,034
  Total liabilities				          7,137    6,545    6,432    5,667    7,701
  Stockholders' equity(deficit)	 5,640    4,880    3,372    1,901     (190)

*Information is not available

(1)	Earnings per common share for 1995 and prior years have been restated
from amounts previously reported to give retroactive effect to the recapitalization discussed in Note 9 of the Notes to Consolidated Financial Statements. Earnings per common share is calculated by dividing net income by the weighted average number of Class C common shares outstanding during each period as follows: 1996 1,505,760 shares; 1995 1,505,760 shares;
1994 1,505,760 shares; and 1993 1,329,373 shares.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-----------------------------------------------------------------------------
OF OPERATIONS
-------------

General
-------
The following operating statistics are presented for DAKOTACARE's operation as a health maintenance organization only and do not include the operations of its subsidiaries for the years ended December 31, 1996, 1995, 1994, and 1993. The results indicated in the following tables are not indicative of future operating results.

The combined ratio which reflects underwriting results, but not investment and ancillary income, is a traditional measure of the underwriting performance of a health maintenance organization. A combined ratio of less than 100% indicates underwriting profitability while a combined ratio in excess of 100% indicates an underwriting loss.

                               							   Year Ended December 31,
                                   -----------------------------------

							                                1996    1995    1994    1993
                                       ----    ----    ----    ----
	Loss ratio					                       81.7%   76.2%   74.4%   76.4%
	Expense ratio                     				16.3    18.4    17.2    17.1
                                       ----    ----    ----    ----
	  Combined ratio			                  	98.0%   94.6%   91.6%   93.5%
                                       ====    ====    ====    ====

The loss ratio is computed by dividing the net claims expense into net premium revenue. The Company's results of operations will be affected by the changes in the loss ratio. The loss ratio may vary from period to period depending principally on claims experience. The expense ratio is computed by taking the sum of the remaining operating expenses of the health maintenance organization and the financing cost of debt divided by net premium revenue.

The increase in the loss ratio was due primarily to an unusually high number of high dollar claims in late 1996, and lower premium increases due to competitive market forces. The decrease in expense ratio is due primarily to increased premium volume and decreased expenses in many areas due to concentrated cost-cutting efforts. See - Comparison of Years Ended
December 31, 1996 and 1995 and Comparison of Years Ended December 31, 1995 and December 31, 1994.

The following table is a reconciliation of beginning and ending reserves for claims losses and loss adjustment expenses (LAE) balances:

							                                          Year Ended
                                     ----------------------------------

                               							 1996     1995     1994     1993
                                       ----     ----     ----     ----
                               							     (dollars in thousands)

	Reserves at beginning of year      		$2,710   $2,864   $2,558   $2,449
                                      ------   ------   ------   ------
	Provision for losses and LAE
	 for claims occurring in the
	 current year				                   	23,350   20,310   19,920   18,975
	Increase (decrease) in reserves
	 for claims occurring in
	 prior years					                        75       (5)      17       71
                      							         ______   ______   ______   ______

	Net losses and LAE incurred	        	23,425   20,305   19,937   19,046

	Losses and LAE payments for
	 claims occurring during:
	     	Current year               				20,248   17,425   17,142   16,400
	     	Prior years			                 	2,777    2,981    2,541    2,518
                                      ------   ------   ------   ------
						                               	23,025   20,406   19,683   18,918

	Reinsurance Recoverable:
     		Beginning of year                 (15)     (68)     (16)     (35)
	     	End of year				                    93       15       68       16
                                      ------   ------   ------   ------
							                                   78      (53)      52      (19)
                                      ------   ------   ------   ------
	Reserves at end of year	           		$3,188   $2,710   $2,864   $2,558
                                      ======   ======   ======   ======

The difference between the reserves reported in the accompanying tables, which are presented in accordance with generally accepted accounting principles (GAAP), and the statutory reserves reported to state regulatory authorities was insignificant for all periods presented.

The following table presents the development of DAKOTACARE's balance sheet reserves for 1988 through 1996. The top line of the table shows the reserves at the balance sheet date for each of the indicated periods. This represents the estimated amount of losses and LAE arising in all prior years that are unpaid at the balance sheet date, including estimates of claims incurred but not reported (IBNR). The Company is not required to pay claims if they are submitted over one year past the date of service. The Company also has paid over 99% of the covered claims received and expected to be received within one year after service. Since there would be minimal impact on discounting claims reserves, the Company does not follow the practice of discounting claims reserves.

                                      As of December 31,
                -------------------------------------------------------------

                 1996   1995   1994   1993   1992   1991   1990   1989   1988
                 ----   ----   ----   ----   ----   ----   ----   ----   ----
                                    (dollars in thousands)
Reserves for
 unpaid losses  3,188  2,710  2,864  2,558  2,449  2,456  2,532  3,382  3,788
  and LAE
 Paid (cumulative)
  as of:
	End of Year              --     --     --     --     --     --     --     --
	One Year Later        2,793  2,985  2,524  2,375  2,482  2,561  3,553  3,856
	Two Years Later          --  2,977  2,519  2,392  2,553  2,511  3,561  3,856
	Three Years Later        --     --  2,519  2,392  2,553  2,583  3,561  3,856
	Four Years Later         --     --     --  2,392  2,553  2,583  3,561  3,856
	Five Years Later         --     --     --     --  2,553  2,583  3,561  3,856
	Six Years Later          --     --     --     --     --  2,583  3,561  3,856
	Seven Years Later        --     --     --     --     --     --  3,561  3,856
Liability Reestimated
  as of:
	End of Year    3,188  2,710  2,864  2,558  2,449  2,456  2,532  3,382  3,788
	One Year Later        2,793  2,985  2,524  2,375  2,482  2,561  3,553  3,856
	Two Years Later          --  2,977  2,519  2,392  2,553  2,511  3,561  3,856
	Three Years Later        --     --  2,519  2,392  2,553  2,583  3,561  3,856
	Four Years Later         --     --     --  2,392  2,553  2,583  3,561  3,856
	Five Years Later         --     --     --     --  2,553  2,583  3,561  3,856
	Six Years Later          --     --     --     --     --  2,583  3,561  3,856
	Seven Years Later        --     --     --     --     --     --  3,561  3,856
                _____  _____  _____  _____  _____  _____  _____  _____  _____
Redundancy
 (Deficiency)      --    (83)  (113)    39     57    (97)   (51)  (179)   (68)
                =====  =====  =====  =====  =====  =====  =====  =====  =====

The Company has been taking steps to improve its estimation of reserves for unpaid losses and LAE. This includes among other things improved underwriting standards which stabilize the Company's assumptions of risks, leading to more predictable estimate of losses and loss reserves. Additional approaches have also been developed to estimate the reserves. In addition, with the exception of 1996 where enrollment increased by over 20%, the level of enrollees has remained fairly constant over the past several years leading to more stable reserve requirements. The Company believes its reserves at December 31, 1996, are adequate.

RESULTS OF OPERATIONS

General
-------
The following results of operations includes the operations of DAKOTACARE and its subsidiaries for the years ended December 31, 1996, 1995, and 1994.


COMPARISON OF YEARS DECEMBER 31, 1996 AND DECEMBER 31, 1995

General
-------
The Company's net income decreased $749,524 to $1,040,641 for the year ended December 31, 1996, as compared to $1,790,165 for the year ended December 31, 1995, representing a 41.9% decrease. This decrease was primarily due to an increase in claims expenses of $3,120,623 which was offset by an increase of $2,912,418 in total revenues and a $284,000 decrease in income taxes.

Revenues
--------
Total revenues increased $2,912,418, or 9.5%, for the year ended December 31, 1996, as compared to December 31, 1995. Revenues from net premiums generated by the health maintenance organization increased $2,044,586. This increase is attributable to a 23.1% increase in the number of enrollees for the year ended December 31, 1996, as compared to December 31, 1995, and a 2.1% increase in the premiums earned per enrollee. The increase in revenue per enrollee was in line with national averages. The increase in enrollees was primarily due to an emphasis on small group (2 to 50 employees) business and competitive rates in relation to the local marketplace. Revenues from the third party administration fees increased by $763,043 as the Company's subsidiaries increased the number of enrollees participating in these plans. Net investment income increased $62,481 due primarily to an increase in the amount of assets invested.

Operating Expenses
------------------
Total operating expenses increased $3,926,989, or 14.1%, for the year ended December 31, 1996, as compared to December 31, 1995. This was due to an increase in claims incurred, personnel expense, professional fees expense, and office expense.

Net claims expense increased by $3,120,623, or 15.4%. Average claims per enrollee increased by 9.6% in 1996 as compared to 1995 while the number of enrollees increased by 23.1%. During 1996, the Company paid out $71,253 in contingency reserve payments in excess of the amount originally estimated. This amount was expensed in 1996. Personnel expense increased by $478,980, or 14.9%, in 1996 as compared to 1995 due to the increased activity of its subsidiaries and additional employees for the Company as it expands its business. The Company's subsidiaries have increased the number of enrollees covered under various contracts from approximately 60,000 at January 1, 1996, to approximately 64,000 at January 1, 1997. Professional fees expense increased $181,790, or 20.2%, in 1996 as compared to 1995. This was primarily due to increased consulting work being performed and an increase in utilization review by outside companies with increased enrollment. Office expense increased $33,735, or 5.0%, primarily due to increases for printing, postage, and telephone expenses as a result of the increase in enrollment in DAS and DHP.


Income Taxes
------------
Income tax expense represents 33.3% and 31.24% of income before income taxes and minority interest for the years ended December 31, 1996 and 1995, respectively. As a result of existing levels of pretax earnings and the availability of recoverable income taxes paid in recent years, no valuation allowance is required for recorded deferred tax assets. See Note 8 of the Notes to Consolidated Financial Statements.



COMPARISON OF YEARS DECEMBER 31, 1995 AND DECEMBER 31, 1994

General
-------
The Company's net income decreased $115,813 to $1,790,165 for the year ended December 31, 1995, as compared to $1,905,978 for the year ended December 31, 1994, representing a 6.08% decrease. This decrease was primarily due to an increase in operating expenses of $2,359,437 which was offset by an increase of $2,015,648 in total revenues and a $225,000 decrease in income taxes.

Revenues
--------
Total revenues increased $2,015,648, or 7.07%, for the year ended
December 31, 1995, as compared to December 31, 1994. The revenues from the net premiums generated by the health maintenance organization decreased $147,147. This decrease is attributable to a 4.11% decrease in the number of enrollees for the year ended December 31, 1995, as compared to December 31, 1994, but was offset by a 3.72% increase in the premiums earned per enrollee. The increase in revenue per enrollee was lower than the national average due to a shift by clients in their choice of benefit plans. The decrease in enrollees was primarily due to more restrictive underwriting standards and transfer of some groups to self-funded plans. Revenues from the third party administration fees increased by $1,880,189 as the Company's subsidiaries increased the number of enrollees participating in these plans. Net investment income increased $168,041 due primarily to the increase in the amount of assets invested.

Operating Expenses
------------------
Total operating expenses increased $2,359,437, or 9.24%, for the year ended December 31, 1995, as compared to December 31, 1994. This was due to an increase in claims incurred, personnel expense, professional fees expense, office expense, and advertising expense.

Net claims expense increased by $368,223, or 1.85%. Average claims per enrollee increased by 6.22% in 1995 as compared to 1994 while the number of enrollees decreased by 4.11%. During 1995, the Company paid out $154,569 in contingency reserve payments in excess of the amount originally estimated. This amount was expensed in 1995. During 1995, the Company also had two unusually large claims incurred which totaled approximately $290,000, net of reinsurance. Personnel expense increased by $1,036,904, or 47.41%, in 1995 as compared to 1994 due to the increase activity of its subsidiaries and additional employees for the Company as it expands its business. The Company's subsidiaries have increased the number of enrollees covered under the ASO contracts from approximately 48,000 at January 1, 1995, to approximately 60,000 at January 1, 1996. The Company increased the number of enrollees from approximately 20,000 at January 1, 1996 to approximately 25,000 at January 1, 1997. Professional fees expense increased
$262,328, or 41.07%, in 1995 as compared to 1994. This was primarily due to increased consulting work being performed and an increase in utilization review by outside companies with increased enrollment. Office expense increased $238,322, or 58.36%, primarily due to increases for printing, postage, and telephone expenses as a result of the increase in enrollment in DAS and DHP. Advertising expense increased $191,609, or 44.50%, in 1995 as compared to 1994. This was primarily due to more television and radio advertising by all companies for the purpose of increasing enrollment in all lines of business.

Income Taxes
------------
Income tax expense represents 31.24% and 35.38% of income before income taxes and minority interest for the years ended December 31, 1995 and 1994, respectively. As a result of existing levels of pretax earnings and the availability of recoverable income taxes paid in recent years, no valuation allowance is required for recorded deferred tax assets. See Note 8 of the Notes to Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of cash have been premium and fee revenue, collection of premiums in advance of the claims cost associated with them, and an agreement with participating physicians in which a percentage of fees for services is withheld for cash flows of the Company. The Company in the past has had borrowings from banks and affiliated companies, but currently does not need to borrow for liquidity purposes.

Net cash provided by operating activities decreased by $420,079 to $1,424,123 for the year ended December 31, 1996, as compared to 1995. Changes in working capital components, primarily changes in payables and unearned premiums and fees, comprise a majority of the decrease in cash provided by operating activities, as well as a decrease in net income.

Other uses of cash and cash equivalents were for the payment of dividends, purchases of leasehold improvements and equipment, and the increase in purchases of investment securities. The Company has invested cash not currently needed in operations into intermediate-term bonds, consisting primarily of municipal bonds and U.S. government securities. At December 31, 1996, the Company has certificates of deposit of $500,000 on deposit with the South Dakota Division of Insurance to meet the deposit requirement of state insurance laws.

The Company is not contractually obligated to pay out the contingency reserve withheld but has historically elected to pay out a majority of amounts withheld. Historically, there has been a two year lag between the period in which the contingency reserve is withheld and the period in which the corresponding amount withheld is paid out.

The Company believes that cash flow generated by operations, withholding of contingency reserves, cash on hand, and short-term investment balances will be sufficient to fund operations, pay out the projected contingency reserve payable, and pay dividends on the Class C common stock.


INFLATION

A substantial portion of the Company's operating expenses consist of health care costs, which, in the general economy, have been rising at a rate greater than that of the overall Consumer Price Index. The Company believes that its cost control measures and risk sharing arrangements reduce the effect of inflation on such costs. Historically, market conditions and the regulatory environment in which the Company operates have permitted the Company to offset a portion or all of the impact of inflation on the cost of health care benefits through premium increases. If the Company was not able to continue to increase premiums, a material adverse impact on the Company's operations could result. Inflation does not have a material effect on the remainder of the Company's operating expenses.


TRENDS, EVENTS, OR UNCERTAINTIES

In recent years, there has been a trend by clients to switch to plans with higher employee cost-sharing levels in order to maintain lower premiums. As a provider of cost effective managed care plans for medium and small employers, the Company believes it is delivering products and services that address current health care reform issues. The Company will continue to evaluate its business strategy as necessary to maximize its ability to adapt to the changing health care marketplace.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

           CONSOLIDATED FINANCIAL STATEMENTS TABLE OF CONTENTS

                                                             Page
                                                             ----

Independent Auditor's Report                                 F-1

Consolidated Financial Statements

    	Balance Sheets                                          F-2
    	Statements of Income                                    F-4
	    Statements of Stockholders' Equity                      F-5
	    Statements of Cash Flows                                F-6
	    Notes to Financial Statements                           F-8


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURES
---------------------
None.

                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

Name                           Age       Positions
----                           ---       ---------

Robert L. Ferrell, M.D.      		57      		President and Director

Guy E. Tam, M.D.            			58      		Secretary/Treasurer and Director

James Jackson, M.D.	         		54      		Director

Patrick Beckman            				53      		Director

Frank D. Messner, M.D.       		53      		Director

K. Gene Koob, M.D.          			54      		Director

Ben J. Henderson, D.O.       		55       	Director

Douglas M. Holum, M.D.       		38      		Director

Jeffrey J. Rodman	           		41       	Director

Robert D. Johnson           			53	      	Chief Executive Officer

Kirk J. Zimmer		             		36      		Senior Vice President

William O. Rossing, M.D.     		62      		Vice President, Medical Director

Sharon K. Duncan	            		49      		Vice President, System Operations

Dean M. Krogman            				47      		Vice President, External Operations

Elizabeth D. Mendelson	       	43      		Vice President, Underwriting

Barbara A. Smith	            		35	      	Vice President, Operations

Thomas N. Nicholson         			37      		Vice President, Sales and Marketing

Bruce E. Hanson            				33      		Chief Financial Officer

Dr. Ferrell has been a director since inception and became President in May 1990. Dr. Ferrell is a past President of the South Dakota State Medical Association and has been in practice as an otology, laryngology, rhinology specialist in Rapid City, South Dakota, since 1973.

Dr. Tam became a director of the Company in May 1990, and became Secretary in September 1990. Dr. Tam is a member of the South Dakota State Medical Association and has been engaged in practice as a family practitioner in Sioux Falls, South Dakota, since 1968.

Dr. Jackson became a director of the Company in June 1988. He is a member of the South Dakota State Medical Association and has been engaged in the practice of cardiology in Rapid City, South Dakota, since 1979.

Mr. Beckman became a director of the Company in June 1991. Mr. Beckman has been engaged in the real estate business in Sioux Falls, South Dakota, since 1969. Mr. Beckman was a principal in Beckman-Zea Realty, Inc., from 1979 to 1992. Since then he is the sole owner of Beckman Realty and Development Corporation.

Dr. Messner became a director of the Company in June 1994. He is a member of the South Dakota State Medical Association and has been engaged as a radiologist in Yankton, South Dakota, since 1974.

Dr. Koob became a director of the Company in June 1994. He is a member of the South Dakota State Medical Association and has been engaged as a neurologist in Sioux Falls, South Dakota, since 1974.

Dr. Henderson became a director of the Company in June 1995. He is a member of the South Dakota State Medical Association and has been engaged in the practice of internal medicine in Mobridge, South Dakota, since 1972.

Dr. Holum became a director of the Company in June 1995. He is a member of the South Dakota State Medical Association and has been engaged as a family practitioner in Mitchell, South Dakota, since 1992.

Mr. Rodman became a director of the Company in June 1996. Mr. Rodman has been Executive Vice President of the South Dakota Banker's Association since 1989. He has also served as Chairman of the South Dakota Banker's Insurance Services, Inc., since 1993.

Mr. Johnson became the Company's Chief Executive Officer upon its inception. He has also served as the Chief Executive Officer of the South Dakota State Medical Association since 1972, and as Chief Executive Officer of the South Dakota Foundation for Medical Care from 1973 to 1996.

Mr. Zimmer joined the Company in May 1988 and became the Company's Senior Vice President in January 1990. Mr. Zimmer had been a Vice President since November 1988. Mr. Zimmer had been previously employed, since 1982, with McGladrey & Pullen, LLP, a national certified public accountant firm and was a general services manager from 1986 to 1988.

Dr. Rossing became the Company's Vice President and Medical Director upon joining the Company in August 1996. Prior to his retirement from active practice in July 1996, Dr. Rossing had been in the practice of internal medicine in Sioux Falls, South Dakota, since 1966, following his tenure with the U.S. Army Medical Service.

Ms. Duncan became the Company's Vice President of System Operations in February 1990. Prior to joining DAKOTACARE, Ms. Duncan had served as Vice President with Blue Shield of South Dakota since 1986.

Mr. Krogman joined the Company in May 1993 and became the Company's Vice President of External Operations in July 1994. Mr. Krogman is also employed by the South Dakota State Medical Association. Mr. Krogman has been a contract lobbyist since 1989 and was a broker/owner of Borchardt/Krogman and Associates, a real estate company, until 1993.

Ms. Mendelson joined the Company in November 1991 and became the Company's Vice President of Underwriting in July 1995. Prior to joining DAKOTACARE, Ms. Mendelson had served for nine years at Blue Shield of California, most recently as Senior Manager, Individual Products.

Ms. Smith joined the Company in June 1996 and became the Company's Vice President of Operations in September 1996. Prior to joining the Company, Ms. Smith had served for four years as the Secretary of the South Dakota Department of Health and for the prior two years as Special Advisor to the Governor of the State of South Dakota.

Mr. Nicholson joined the Company in July 1996 as the Vice President of Sales and Marketing. Mr. Nicholson had been previously employed, since 1981, by the Williams Insurance Agency and was an Executive Vice President since 1994.

Mr. Hanson joined the Company in December 1996 as its Chief Financial Officer. Mr. Hanson had been in private practice as a certified public accountant since 1991, and previously had been employed, since 1985, with Charles Bailly & Co., a regional certified public accountant firm.

Pursuant to the Company's Bylaws, the Board of Directors consists of ten directors who are elected for three-year terms expiring at each successive annual meeting of shareholders. Currently, no director may serve more than three consecutive terms. One director position is currently vacant due to the resignation of Gerald E. Tracy, M.D., in January 1997. The terms of
Dr. James Jackson, Dr. K. Gene Koob, and Dr. Frank Messner expire at the 1997 Annual Meeting of Shareholders; the terms of Dr. Robert Ferrel, Dr. Douglas Holum, and Dr. Ben Henderson expire at the 1998 Annual Meeting of Shareholders; and the terms of Dr. Guy Tam, Mr. Patrick Beckman, and Mr. Jeffrey Rodman expire at the 1999 Annual Meeting of Shareholders. The Bylaws currently require that eight of the directors be holders of Class A voting preferred stock of the Company and two of the directors be consumers. The Articles of Incorporation restrict ownership of Class A voting preferred stock to medical or osteopathic physicians who have executed Participating Physician Agreements with the Company. To assure equal eligibility and opportunity throughout the state of South Dakota and avoid domination of the Board of Directors by any geographic area or areas, the number of physician directors from any one District Medical Society of the South Dakota State Medical Association can not exceed two. The consumer directors may be from any geographic location which is served by South Dakota State Medical Holding Company and their residence does not affect the geographic restriction for physician directors. The two consumer directors are currently Mr. Patrick Beckman and Mr. Jeffrey Rodman. The officers of the Company are appointed by the Board of Directors and hold office until their successors are chosen and qualified.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

                       SUMMARY COMPENSATION TABLE
                       --------------------------

       (a)                  (b)         (c)           (i)
Name and Principal                                  All Other
     Position               Year      Salary $   Compensation(1)
------------------          ----      --------   ---------------

Robert D. Johnson           1996       $58,632       $12,373
Chief Executive Officer     1995       $41,330       $13,968
                            1994       $31,625        $6,440

Russell H. Harris, M.D.     1996(2)    $48,937        $9,469
Vice President,             1995      $101,029       $11,431
  Medical Affairs           1994       $95,662       $10,935

(1) Consists of retirement plan contribution and premiums paid on the deferred compensation plan.
(2) Dr. Harris passed away in June 1996.

No other officer received total annual salary and bonus in excess of $100,000 during 1996, 1995, or 1994. The Board of Directors receives $250 per Board meeting attended and are reimbursed for costs associated with the attendance of such meetings. The Company currently has no stock options or other equity-based compensation for its directors, officers, or employees.

The Company intends to enter into indemnification agreements with each executive officer and director. The Company has employment agreements with its executive officers and maintains key person insurance of $250,000 on Robert D. Johnson and $188,700 on Kirk J. Zimmer.

In connection with employment contracts between the Company, the Chief Executive Officer and one other executive officer, provision has been made for the future compensation which is payable upon the completion of the earlier of 25 years or any earlier retirement age specified by the Board of Directors by resolution. At December 31, 1996, $40,851 has been accrued under these contracts.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

The Board of Directors currently performs the functions of a compensation committee. Robert D. Johnson participates in the deliberation of all officer's compensation except for his salary. There are no compensation committee interlocks with other companies and none of the nonemployee directors has been an officer, employee, or insider of the Company or its subsidiaries.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The following table sets forth information, as of March 15, 1997, regarding the beneficial ownership of securities of the Company by (i) each person or group who is known by the Company to be the beneficial owner of more than 5% of the outstanding voting securities, (ii) all directors of the Company,
(iii) each of the executive officers of the Company named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group. The Company believes that the beneficial owners of the securities listed below, based on information furnished by such owners, have sole voting and investment power (or shares such powers with his or her spouse), subject to the terms of the respective classes of securities of the Company and the information contained in the notes to the table.

                                                 Amount & Nature
 Title                Name and Address of         of Beneficial    Percent
of Class               Beneficial Owner             Ownership      of Class
--------              -------------------        ---------------   --------

Class B Preferred     South Dakota State              1,300          100%
                      Medical Association(1)
                      1323 South Minnesota Avenue
                      Sioux Falls, SD 57105

Class C Common        Lloyd Solberg, M.D.           133,360          8.86%
                      P. O. Box 5054
                      Sioux Falls, SD 57117-5054

Class A Preferred     Robert L. Ferrell, M.D.             1           .10%
Class C Common                                       31,840          2.11%

Class A Preferred     Gerald E. Tracy, M.D.               1           .10%
Class C Common                                       28,960          1.92%

Class A Preferred     Guy E. Tam, M.D.                    1           .10%
Class C Common                                        4,360           .29%

Class C Common        Bernard Christenson               960           .06%

Class A Preferred     James Jackson, M.D.                 1           .10%
Class C Common                                        3,570           .24%

Class C Common        Patrick Beckman                    --            --

Class A Preferred     Frank D. Messner, M.D.              1           .10%
Class C Common                                        8,800           .58%

Class A Preferred     K. Gene Koob, M.D.                  1           .10%

Class A Preferred     Ben J. Henderson, D.O.              1           .10%
Class C Common                                          560           .04%

Class A Preferred     Douglas M. Holum, M.D.              1           .10%

Class C Common        Jeffrey J. Rodman                  --            --

Class C Common        Robert D. Johnson(2)           14,560           .97%
                      1323 South Minnesota Avenue
                      Sioux Falls, SD 57105

Class A Preferred     Russell H. Harris, M.D.             1           .10%
Class C Common                                       12,000           .80%

Class A Preferred     All Directors and Executive         8           .77%
                      Officers as a Group
Class C Common        (18 people)                    92,410          6.14%

____________________________
(1) The South Dakota State Medical Association is an affiliated company.
(2) Robert D. Johnson is the Chief Executive Officer of the South Dakota State Medical Association.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

The Company leases office space from the Association. In January 1996 the Company signed a one year lease, which expired December 31, 1996, which required minimum annual rental payments of $158,400. A one year lease was entered into with the Association in January 1997 which requires minimum annual rental payments of $168,120. Total rental payments for office space to the Association were $158,400, $144,650, and $119,000, for the years ended December 31, 1996, 1995, and 1994, respectively. Commencing in 1995, employees of the Foundation provided management services for the Company. Total management fees paid to the Foundation for the years ended December 31, 1996 and 1995, were $138,000 and $46,000, respectively. The Company provides group health insurance coverage for employees of the Association and the Foundation. Total premium income from the affiliates was $85,186, $128,191, $129,535, in the years ended December 31, 1996, 1995, and 1994, respectively.

Robert D. Johnson received salaries and retirement contributions totaling $110,934, $110,628, and $107,253, from the South Dakota State Medical Association for the years ended 1996, 1995, and 1994, respectively.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

The following documents are filed as part of this report:

FINANCIAL STATEMENTS                                        Page
                                                            ----
Independent Auditor's Report                                F-1
Consolidated Financial Statements
	    Balance Sheets                                         F-2
	    Statements of Income                                   F-4
    	Statements of Stockholders' Equity                     F-5
	    Statements of Cash Flows                               F-6
	    Notes to Financial Statements                          F-8


EXHIBITS

Exhibit No.     	Description
-----------      -----------
 3.1           		The Amended and Restated Articles of Incorporation of the
                 Company (incorporated by reference to Exhibit 3.1 to the
                 Company's Form 8-A, as filed with the Securities and
                 Exchange Commission on January 19, 1996)

 3.2		          	The Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form 8-A, as
                 filed with the Securities and Exchange Commission on
                 January 19, 1996)

 4.1          			Form of Specimen Certificate for Class A Voting Preferred
                 Stock (incorporated by reference to Exhibit 4.1 to the
                 Company's Form 8-A, as filed with the Securities and
                 Exchange Commission on January 19, 1996)

 4.2	          		Form of Stock Certificate for Class C Non-Voting Common Stock

10            			Office Lease with the South Dakota State Medical Association

21            			Subsidiaries of the Registrant

REPORTS ON FORM 8-K

None.

                              SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED


By _/s/ Robert D. Johnson _______	Dated __03/28/97______________
	Robert D. Johnson
	Chief Executive Officer
	(Principal Executive Officer)


By _/s/ Kirk J. Zimmer___________	Dated __03/28/97________________
	Kirk J. Zimmer
	Senior Vice President
	(Principal Financial Officer)


By __/s/ Bruce E. Hanson_________	Dated ___03/28/97_______________
	Bruce E. Hanson
	Chief Financial Officer
	(Principal Accounting Officer)


By __/s/ Robert L. Ferrell, MD___	Dated ____03/28/97______________
	Robert L. Ferrell, M.D.
	Director


By __/s/ Guy E. Tam, MD__________	Dated ____03/28/97______________
	Guy E. Tam, M.D.
	Director


By __/s/ James Jackson, MD_______	Dated ____03/28/97_______________
	James Jackson, M.D.
	Director


By __/s/ Patrick Beckman_________	Dated ____03/28/97_______________
	Patrick Beckman
	Director

By __/s/ Frank Messner, MD________	Dated ____03/28/97_______________
	Frank Messner, M.D.
	Director


By __/s/ K. Gene Koob, MD_________	Dated ____03/28/97_______________
	K. Gene Koob, M.D.
	Director


By __/s/ Ben J. Henderson, DO_____	Dated ____03/28/97_______________
	Ben J. Henderson, D.O.
	Director


By __/s/ Douglas M. Holum, MD_____	Dated ___03/28/97________________
	Douglas M. Holum, M.D.
	Director


By __/s/ Jeffrey J. Rodman________	Dated ___03/28/97_________________
	Jeffrey J. Rodman
	Director

                    INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
South Dakota State Medical Holding Company, Incorporated
     d/b/a DAKOTACARE
Sioux Falls, South Dakota

We have audited the accompanying consolidated balance sheets of South Dakota State Medical Holding Company, Incorporated d/b/a DAKOTACARE as of
December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of South Dakota State Medical Holding Company, Incorporated d/b/a DAKOTACARE as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As described in Note 1 to the consolidated financial statements, on January 1, 1994, the Company changed its method of accounting for investments in marketable debt and equity securities to adopt FASB Statement No. 115.

                                         McGladrey & Pullen, LLP.



Sioux Falls, South Dakota
March 17, 1997

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE

CONSOLIDATED BALANCE SHEETS
December 31, 1996 and 1995

 ASSETS                                              1996             1995
-----------------------------------------------------------------------------
 Current Assets
 	Cash and cash equivalents                     $  3,422,692      $ 3,586,196
 	Investment in securities held to
    maturity  (Note 5)                               524,511        1,195,129
 	Certificates of deposit                            875,000          604,900
 	Receivables (Note 3)                               836,364          534,570
 	Prepaids and other assets                          138,487           71,957
 	Deferred income taxes (Note 8)                     518,000          462,000
                                                -----------------------------
				Total current assets                           6,315,054        6,454,752
                                                -----------------------------


 Long-Term Investments
 	Investment in securities held to
    maturity (Note 5)                              4,034,271        2,613,470
 	Investment in securities available
    for sale (Note 5)                                288,550          292,700
 	Pledged certificates of deposit (Note 5)           500,000          500,000
 	Certificates of deposit                            159,765              -
 	Cash surrender value of life insurance              69,000           51,000
                                                 ----------------------------
                                                   5,051,586        3,457,170
                                                 ----------------------------


 Leasehold Improvements and Equipment, at cost,
   net of accumulated depreciation                 1,070,650        1,173,891


 Deferred Income Taxes (Note 8)                      340,000          339,000
                                                 ----------------------------
                                                 $12,777,290      $11,424,813
                                                 ============================


See Notes to Consolidated Financial Statements.


 LIABILITIES AND STOCKHOLDERS' EQUITY                1996            1995
-----------------------------------------------------------------------------
 Current Liabilities
 	Reported and unreported claims
    payable (Note 7)                            $ 3,188,455       $ 2,710,000
 	Unearned premiums and administration fees         854,905           815,653
 	Accounts payable and accrued expenses             679,421           787,008
 	Contingency reserve payable (Note 6)              950,000           973,000
                                                -----------------------------
 				Total current liabilities                    5,672,781         5,285,661
                                                -----------------------------

 Contingency Reserve Payable (Note 6)             1,155,294           981,669
                                                -----------------------------

 Minority Interest in Subsidiary                    309,143           277,892
                                                -----------------------------

 Commitments and Contingencies (Notes 4, 10 and 12)


 Stockholders' Equity (Note 9)
 	Class A preferred, voting, no par value,
    $10 stated value, 2,500 shares authorized;
    issued and outstanding 1,042	and 976 shares
    at December 31, 1996 and 1995                   10,420              9,760
 	Class B preferred, voting, no par value,
    $1 stated value,	2,500 shares authorized;
    issued and outstanding 1,300 and 1,000
    shares at December 31, 1996 and 1995             1,300              1,000
 	Class C common, nonvoting, $.01 par value,
    10,000,000 shares authorized; issued and
    outstanding 1,505,760 shares                    15,058             15,058
 	Additional paid-in capital                     3,749,342          3,749,342
 	Retained earnings                              1,877,084          1,107,480
 	Unrealized loss on securities available
    for sale                                       (13,132)            (3,049)
                                              -------------------------------
                                                 5,640,072          4,879,591
                                              -------------------------------
                                              $ 12,777,290       $ 11,424,813
                                              ===============================

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1996, 1995 and 1994

                                       1996           1995           1994
-----------------------------------------------------------------------------
 Revenues:
   Premiums                        $ 29,071,245   $ 27,056,671   $ 27,187,727
 	Less premiums ceded for
    reinsurance                        (383,408)      (413,420)      (397,329)
                                   ------------------------------------------
                                     28,687,837     26,643,251     26,790,398

 	Third party administration fees     3,786,427      3,023,384      1,143,195
 	Investment income                     551,734        489,253        321,212
 	Other income                          399,203        356,895        242,330
 			                               ------------------------------------------
    Total revenues                   33,425,201     30,512,783     28,497,135
                                   ------------------------------------------

 Operating expenses:
 	Claims incurred                    23,528,141     20,667,382     20,242,387
 	Less reinsurance recoveries          (102,780)      (362,644)      (305,872)
                                   ------------------------------------------
                                     23,425,361     20,304,738     19,936,515
 	Personnel expenses                  3,703,067      3,224,087      2,187,183
 	Commissions                         1,225,271      1,109,817      1,053,688
 	Professional fees expenses          1,082,816        901,026        638,698
 	Office expenses                       713,964        680,229        441,907
 	Occupancy expenses                    625,541        518,527        430,578
 	Advertising expenses                  386,174        519,907        328,298
 	State insurance taxes                 330,574        319,837        318,750
 	Other general and administrative
    expenses                            325,541        313,152        196,266
                                   ------------------------------------------
 				Total operating expenses        31,818,309     27,891,320     25,531,883
                                   ------------------------------------------
 				Income from operations           1,606,892      2,621,463      2,965,252
 Financing cost of debt                      -              -          14,080
                                   ------------------------------------------
 					Income before income taxes
 						and minority interest          1,606,892      2,621,463      2,951,172
 Income taxes (Note 8)                  535,000        819,000      1,044,000
                                   ------------------------------------------
 					Income before minority interest 1,071,892      1,802,463      1,907,172
 Minority interest in income
   of subsidiary                         31,251         12,298          1,194
                                   ------------------------------------------
 					Net income                    $ 1,040,641    $ 1,790,165    $ 1,905,978
                                   ==========================================

 Earnings per common share          $      0.69    $      1.19    $      1.27
                                   ==========================================

See Notes to Consolidated Financial Statements.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1996, 1995 and 1994

                                                                    Unrealized
                                                                     Loss on
                                          Additional    Retained    Securities
                              Capital      Paid-In      Earnings    Available
                               Stock       Capital      (Deficit)    for Sale
  ---------------------------------------------------------------------------
 Balance, December 31, 1993  $  47,184  $ 3,726,756  $ (1,873,149) $       -
 	Issuance of Class A
    common stock                   850           -             -           -
 	Redemption of Class A
    common stock                  (190)          -             -           -
 	Dividends paid on Class C
    preferred	stock                 -            -       (404,951)         -
 	Increase in unrealized
    loss on securities
    available for sale              -            -             -      (30,589)
 	Net income                        -            -      1,905,978          -
                             ------------------------------------------------
 Balance, December 31, 1994     47,844    3,726,756      (372,122)    (30,589)
 	Issuance of Class A
    common stock                   910           -             -           -
 	Redemption of Class A
    common stock                  (350)          -             -           -
 	Dividends paid on Class C
    preferred stock                 -            -       (310,563)         -
 	Adjustment to reflect
    recapitalization effective
    December 29, 1995	(Note 9) (22,586)      22,586            -           -
 	Decrease in unrealized loss
    on securities available
    for sale                        -            -             -       27,540
 	Net income                        -            -      1,790,165          -
                              -----------------------------------------------
 Balance, December 31, 1995     25,818    3,749,342     1,107,480      (3,049)
 	Issuance of Class A
    preferred stock                990           -             -           -
 	Redemption of Class A
   preferred	stock                (330)          -             -           -
 	Issuance of Class B
    preferred stock                300           -             -           -
 	Dividends paid on Class C
    common stock                    -            -       (271,037)         -
 	Increase in unrealized loss
    on securities available
    for sale                        -            -             -      (10,083)
 	Net income                        -            -      1,040,641          -
                             ------------------------------------------------
 Balance, December 31, 1996   $ 26,778  $ 3,749,342   $ 1,877,084   $ (13,132)
                             ================================================

See Notes to Consolidated Financial Statements.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1996, 1995 and 1994

                                           1996         1995        1994
-----------------------------------------------------------------------------
 Cash Flows From Operating Activities
 	Net income                            $ 1,040,641  $ 1,790,165  $ 1,905,978
 	Adjustments to reconcile net income
   to	net cash provided by operating
   activities:
 		Depreciation                             318,297      251,222      196,221
 		Loss on disposal of equipment              1,664           -         2,065
 		Minority interest in income of
     subsidiary                              31,251       12,298        1,194
 		Amortization of discounts and premiums
     on	investments and certificates
     of deposit, net                       (103,151)    (100,888)     (85,160)
 		(Increase) in receivables               (301,794)     (68,892)     (84,828)
 		(Increase) in prepaids and other assets  (66,530)      (6,111)     (29,377)
 		(Increase) in deferred income taxes      (57,000)    (120,000)     (67,000)
 		Increase (decrease) in reported and
 			unreported claims payable               478,455     (154,000)     305,512
 		Increase (decrease) in accounts payable
 			and accrued expenses                   (107,587)     (21,028)     402,349
 		Increase in unearned premiums and
 			administration fees                      39,252        3,692      316,074
 		Increase in contingency reserve payable  150,625      257,744       61,798
                                          -----------------------------------
 				Net cash provided by operating
       activities                         1,424,123    1,844,202    2,924,826
                                          -----------------------------------

 Cash Flows From Investing Activities
 	Purchases of securities available
   for sale                                  (5,933)      (5,660)    (207,710)
 	Held to maturity securities:
 		 Matured                               1,200,000    1,147,884      752,000
 	 	Purchases                            (1,983,309)  (1,386,995)  (2,711,231)
 	Repayments on collateralized
    mortgage obligations                    133,471       45,409       45,348
 	Proceeds from maturities of
    certificates of deposit               1,104,900    1,200,000    2,050,000
 	Purchase of certificates of deposit    (1,531,959)  (1,604,900)  (1,200,000)
 	Receipt of principal payments on
    mortgage loan on real estate                 -            -       132,156
 	(Increase) in cash surrender value
    of life insurance                       (18,000)     (11,000)     (10,410)
 	Purchase of leasehold improvements
    and equipment                          (216,720)    (637,994)    (345,216)
 	Proceeds from sale of equipment                -            -         7,200
                                       --------------------------------------
 				Net cash (used in) investing
       activities                        (1,317,550)  (1,253,256)  (1,487,863)
                                       --------------------------------------

See Notes to Consolidated Financial Statements.

                                              1996         1995      1994
 ----------------------------------------------------------------------------
 Cash Flows From Financing Activities
 	Proceeds from issuance of stock       $     1,290   $      910   $      850
 	Redemption of stock                          (330)        (350)        (190)
 	Payments of dividends                    (271,037)    (310,563)    (404,951)
 	Minority investment in subsidiary              -        15,000      249,400
 	Payments on long-term debt                     -            -      (572,156)
                                        -------------------------------------
 		Net cash (used in) financing activities (270,077)    (295,003)    (727,047)
                                        -------------------------------------
 		Increase (decrease) in cash and
 				 cash equivalents                     (163,504)     295,943      709,916


 Cash and Cash Equivalents
 	 Beginning                              3,586,196    3,290,253    2,580,337
                                        -------------------------------------
 	 Ending                                $3,422,692   $3,586,196   $3,290,253
                                        =====================================

 Supplemental Disclosures of Cash Flow Information
 	Cash payments for:
 		 Interest                             $       -    $       -    $   14,080
 		Income taxes                             790,000      881,008    1,141,000

 Supplemental Disclosures of Noncash
  Investing and Financing Activities
 		(Increase) decrease in unrealized
   loss on securities available for sale    (10,083)      27,540      (30,589)
 		(Decrease) in Class C common stock due
 			to recapitalization                          -       (22,586)          -
 		Increase in additional paid-in capital
    due	to recapitalization                      -        22,586           -

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business:  South Dakota State Medical Holding Company, Incorporated
------------------
(the Company), is a South Dakota licensed health maintenance organization
(HMO) d/b/a DAKOTACARE. The Company has contracted with hospitals, physicians and other providers to provide health care services to policyholders. Policyholders are employee groups located in South Dakota.

A summary of the Company's significant accounting policies follows:

Principles of consolidation:  The accompanying consolidated financial
---------------------------
statements include the accounts of the Company, its wholly-owned subsidiaries, DAKOTACARE Administrative Services, Incorporated (DAS), and DAKOTACARE Insurance, LTD. (DIL, which began operations in January 1996), and its 50.11% owned subsidiary, Dakota Health Plans, Incorporated (DHP), which began operations in May 1994. DAS & DHP's primary activity is as a third party administrator of health care plans for independent employer companies. DIL's primary activity is in providing reinsurance quota share excess medical stop loss coverage to DAS and DHP's self funded customers. All intercompany balances and transactions have been eliminated in consolidation.

Basis of financial statement presentation:  The consolidated financial
-----------------------------------------
statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the liabilities for reported and unreported claims payable.

Cash and cash equivalents:  For purposes of reporting the statements of cash
-------------------------
flows, the Company includes as cash equivalents all cash accounts and highly liquid debt instruments which are not subject to withdrawal restrictions or penalties. Certificates of deposit are considered investments as all have been purchased with remaining maturities in excess of ninety days.

Investment securities:  The Financial Accounting Standards Board Statement
---------------------
No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that all debt securities and equity securities that have a readily determinable fair value be classified in three categories and accounted for as follows:

- Trading securities

Trading securities are held for resale in anticipation of short-term (generally 90 days or less) fluctuations in market prices. Trading securities, consisting primarily of actively traded equity and debt securities, are stated at fair value. Realized and unrealized gains and losses are included in income.

- Held to maturity securities

Held to maturity securities consist solely of debt securities which the Company has the positive intent and ability to hold to maturity and are stated at amortized cost.

Note 1.	Nature of Business and Significant Accounting Policies (continued)

---------------------------------

- Available for sale securities

Available for sale securities consist of debt securities and marketable equity securities not classified as trading or held to maturity. Available for sale securities are stated at fair value and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.

Statement No. 115 requires that management determine the appropriate classification of securities at the date of adoption, and thereafter at the date individual investment securities are acquired, and that the appropriateness of such classification be reassessed at each balance sheet date. Since the Company does not buy investment securities in anticipation of short-term fluctuations in market prices, investment securities have been classified as available for sale or held to maturity in accordance with Statement No. 115.

Prior to the adoption of the accounting change, the Company stated its investment securities at amortized cost except for mutual funds, which were stated at lower of cost or market. The effect of adoption on January 1, 1994 was immaterial.

Premiums and discounts on investments in debt securities are amortized over their contractual lives. The method of amortization results in a constant effective yield on those securities (the interest method). Interest on debt securities is recognized in income as accrued. Realized gains and losses are determined on the basis of the specific securities sold.

Depreciation:  Leasehold improvements are depreciated using straight-line
------------
methods based upon the estimated useful lives of the assets or the life of the lease, whichever is shorter. Depreciation on equipment is computed using straight-line methods based upon the estimated useful lives of the respective assets, which is principally five to seven years. A summary of leasehold improvements and equipment is as follows:

                                                  1996              1995
                                            ---------------------------------
 Furniture, equipment and automobiles        $ 2,190,608      $ 1,978,052
 Leasehold improvements                           72,817           72,817
                                            ---------------------------------
                                               2,263,425        2,050,869
 Less accumulated depreciation                 1,192,775          876,978
                                            ---------------------------------
                                             $ 1,070,650      $ 1,173,891
                                            =================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 1.	Nature of Business and Significant Accounting Policies (continued)

Revenue recognition:  Premiums are billed in advance of their respective
-------------------
coverage periods. Income from such premiums is recorded as earned during the coverage period; the unearned portion of premiums paid prior to the end of the coverage period is recorded as unearned premiums. Revenue is reduced by reinsurance premiums ceded to reinsurance companies. Third party administration fees are recorded as earned in the period in which the related services are performed. The unearned portion of fees received but not earned prior to the end of the contract is recorded as unearned administration fees.

Reported and unreported claims payable:  The coverage offered by the Company
--------------------------------------
is on an occurrence basis which provides for payment of claims which occur during the period of coverage regardless of when the claims are reported. Reported and unreported claims payable consist of actual claims reported to be paid and estimates of health care services rendered but not reported and to be paid. The liabilities for reported and unreported claims payable have been estimated by utilizing statistical information developed from historical data, current enrollment, health service utilization statistics and other related information. In addition, the Company uses the services of an independent actuary in the determination of its year end liabilities. The accruals are continually monitored and reviewed and as adjustments to the estimated liabilities become necessary, such adjustments are reflected in current operations.

Income taxes:  Deferred taxes are provided on a liability method whereby
------------
deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings per common share:  Earnings per common share for 1995 and 1994 have
-------------------------
been restated from amounts previously reported to give retroactive effect to the recapitalization discussed in Note 9. Earnings per common share is calculated by dividing net income by the weighted average number of Class C common shares outstanding during each period as follows: 1996 1,505,760 shares, 1995 1,505,760 shares and 1994 1,505,760 shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 2.	 Fair Value of Financial Instruments

FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents and certificates of deposit: The carrying amount approximates fair value because of the relative short maturity of those instruments.

Investments: Fair values for the Company's investment securities are based on quoted market prices. At December 31, 1996, the carrying amount of the Company's investment securities was $4,847,332 and the fair value of the investment securities was $4,872,684.

Accrued interest receivable: The carrying amount approximates fair value due to the nature of the balances recorded.

Note 3. 	Receivables

Receivables are recorded at net estimated collectible amounts and consist of the following:

                                                  1996              1995
                                            ---------------------------------
 Commissions                                 $     31,250       $   119,580
 Drug manufacturer chargebacks                     86,547           108,953
 Premiums                                         120,363            82,944
 Subrogation, net of recovery expenses             75,000            75,000
 Interest                                          34,689            29,139
 Reinsurance (Note 4)                              92,579            14,972
 Income taxes                                     223,000            11,000
 Funds withheld by ceding insurer                  77,455                -
 Other                                             95,481            92,982
                                            ---------------------------------
                                                  836,364           534,570
 Less allowance for doubtful accounts                  -                 -
                                            ---------------------------------
                                             $    836,364       $   534,570
                                            =================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 4. Reinsurance

The Company's policy is to reinsure that portion of the risk in excess of $85,000 of covered inpatient expenses of any enrollee per contract year, subject to a coinsurance provision which ranges from 50% to 90% based on average daily amounts specified in the plan, and a $2,000,000 lifetime maximum benefit per enrollee. The Company would be liable for any obligations that the reinsuring company is unable to meet under the reinsurance agreement.

This reinsurance agreement also provides for enrollee benefits to be paid in the event the Company should cease operations or become insolvent, and a conversion privilege for all enrollees in the event of plan insolvency and for any enrollee that moves out of the service area of the Company.

Note 5. 	Investment Securities

Investment securities at December 31, 1996 are as follows:

                                               Gross       Gross     Estimated
                                 Amortized   Unrealized  Unrealized     Fair
                                   Cost        Gains      (Losses)      Value
                                ---------------------------------------------
 Debt securities held to maturity:
 	Obligations of U.S. treasury,
    government	agencies and
    corporations                 $1,966,481  $  17,480  $    (491) $1,983,470
 	Obligations of state and
    political subdivisions        2,090,031     37,004    (19,136)  2,107,899
 	U.S. governmental agency
    collateralized mortgage
    obligations                     502,270         -      (9,505)    492,765
                                 --------------------------------------------
                                 $4,558,782  $  54,484  $ (29,132) $4,584,134
                                 ============================================

 Equity securities available for sale:
 	Bond mutual funds              $  301,682  $      -   $ (13,132) $  288,550
                                 ============================================

NOTES TO CONSOLIDATAED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
Note 5.	Investment Securities (continued)

The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     December 31, 1996
                                          -----------------------------------
                                              Amortized         Estimated
                                                Cost            Fair Value
                                          -----------------------------------
 Due in  one year                          $     524,511     $    525,187
 Due after one year through five years         2,117,778        2,120,048
 Due after five years through ten years        1,341,091        1,370,599
 Due after ten years                              73,132           75,535
                                          -----------------------------------
                                               4,056,512        4,091,369
 Collateralized mortgage obligations             502,270          492,765
                                          -----------------------------------
                                           $   4,558,782     $  4,584,134
                                          ===================================

Investment securities at December 31, 1995 are as follows:

                                             Gross       Gross      Estimated
                              Amortized   Unrealized   Unrealized      Fair
                                Cost         Gains      (Losses)      Value
                            -------------------------------------------------
 Debt securities held to
   maturity:
 	Obligations of U.S.
    treasury, government
  		agencies and corporations $1,481,673  $   29,558  $      (21)  $1,511,210
 	Obligations of state and
   political subdivisions      1,859,712      46,711      (6,327)   1,900,096
 	U.S. governmental agency
   collateralized mortgage
   obligations                   467,214       1,176      (9,202)     459,188
                             ------------------------------------------------
                              $3,808,599  $   77,445  $  (15,550)  $3,870,494
                             ================================================

 Equity securities available for sale:
 	Bond mutual funds           $  295,749  $       -   $   (3,049)  $  292,700
                             ================================================

There were no sales of debt securities during the years ended December 31, 1996, 1995 or 1994. At December 31, 1996 and 1995, no individual investments in obligations of state and political subdivisions exceeded 10% of the Company's equity.


At December 31, 1996 and 1995, the Company had certificates of deposit of $500,000 on deposit with the South Dakota Department of Commerce and Regulation, Division of Insurance (Division of Insurance), to meet the deposit requirement of state insurance law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 6. 	Contingency Reserve Payable

The Company's agreements with participating physicians provide that up to 20% of fees for services provided, as submitted to the Company, may be withheld to provide a contingency reserve that may be used to fund operations or meet other financial requirements of the Company. The amounts withheld may be paid to the participating physicians at the discretion of the board of directors of the Company, although the Company is not contractually obligated to pay out amounts withheld. Effective January 1, 1994, the percentage withheld from participating physicians was reduced from 20% to 15%. Management estimates the expected amount of the contingency reserve to be paid to participating physicians and records a liability based upon factors such as cash flow needs, net income, and accumulations of amounts withheld. Payments to physicians are made at such times as the board of directors approves payouts. The liability recorded was equal to actual amounts withheld for the years ended December 31, 1996 and 1995. The recorded liability for prior years was an estimate of the projected payouts for prior amounts withheld. Payments to physicians in 1996 and 1995 exceeded amounts accrued by $71,253 and $154,569, respectively, which are accounted for as a change in accounting estimate.

Note 7. 	Reported and Unreported Claims Payable

Activity in the liability for reported and unreported claims payable is summarized as follows:

                                         1996           1995         1994
                                    ----------------------------------------
 Balance at January 1                $ 2,710,000    $ 2,864,000  $ 2,558,488
                                    ----------------------------------------

 Incurred related to:
 	Current year                        23,350,462     20,309,552   19,919,641
 	Prior years                             74,899         (4,814)      16,874
                                     ---------------------------------------
 Total incurred                       23,425,361     20,304,738   19,936,515
                                     ---------------------------------------

 Paid related to:
 	Current year                        20,247,806     17,425,015   17,141,489
 	Prior years                          2,776,707      2,980,476    2,541,252
                                     ---------------------------------------
 Total paid                           23,024,513     20,405,491   19,682,741
                                     ---------------------------------------

 Less reinsurance recoverables
   at January 1                          (14,972)       (68,219)     (16,481)
 Plus reinsurance recoverables
   at December 31                         92,579         14,972       68,219
                                      ---------------------------------------
 Balance at December 31               $ 3,188,455   $ 2,710,000  $ 2,864,000
                                      =======================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 8.	 Income Tax Matters

The Company is taxable as a property and casualty insurance company under section 832 of the Internal Revenue Code. The code prescribes certain adjustments to book income to arrive at taxable income which include adjustments to unearned premiums, discounting of loss reserves and proration of tax-exempt income. In addition, increases in contingency reserves, which are included as claims expenses, are not allowable as tax deductions until actually paid. The Company files a consolidated income tax return with its wholly-owned subsidiaries, DAS and DIL.

The components of income tax expense as of December 31 are as follows:

                                         1996          1995          1994
                                       --------------------------------------
 Current                                $592,000      $939,000     $1,111,000
 Deferred (credits)                      (57,000)     (120,000)       (67,000)
                                       --------------------------------------
                                        $535,000      $819,000     $1,044,000
                                       ======================================

Income taxes recorded in the accompanying financial statements are in accordance with FASB Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rates of 35 percent to income before income taxes as a result of the following:

                                           1996       1995        1994
                                       ------------------------------------
 Computed "expected" tax expense         $ 562,400  $ 917,500  $ 1,032,900
 Tax exempt interest                       (30,771)   (28,760)     (22,468)
 Effect of tax rate brackets and other       3,371    (69,740)      33,568
                                       ------------------------------------
                                         $ 535,000  $ 819,000  $ 1,044,000
                                       ====================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 8.	Income Tax Matters (continued)

The net deferred income taxes in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

                                                    1996           1995
                                                ----------------------------
 Deferred tax asset                              $ 909,000       $ 821,000
 Valuation allowance for deferred tax asset             -               -
  Deferred tax liability                           (51,000)        (20,000)
                                                ----------------------------
                                                 $ 858,000       $ 801,000
                                                ============================

Reflected on the accompanying balance sheets as follows:

                                                    1996            1995
                                                 ---------------------------
 Current assets                                   $ 518,000       $ 462,000
 Noncurrent assets                                  340,000         339,000
                                                 ---------------------------
                                                  $ 858,000       $ 801,000
                                                 ===========================

The tax effects of principal temporary differences are as follows:

                                                     1996            1995
                                                  --------------------------
 Contingency reserve payable                       $ 716,000       $ 665,000
 Claims payable                                       62,000          57,000
 Unearned premiums                                    53,000          55,000
 Equipment                                           (51,000)        (20,000)
 Accrued expenses                                     78,000          44,000
                                                  ---------------------------
                                                   $ 858,000       $ 801,000
                                                  ===========================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 9. 	Capital Stock, Restrictions, Warrants and Recapitalization

On December 28, 1995, the holders of Class A, B, and C stock approved a recapitalization plan which became effective December 29, 1995. Under the recapitalization plan, the former Class A voting common stock became Class A voting preferred stock. The Class A preferred stock is not entitled to receive dividends or other distributions, except for redemption by the Company. In the event of a liquidation, each share of Class A preferred stock would be given priority over Class B and C stock and would be entitled to receive a preferential payment in an amount up to (and not to exceed) its stated value of $10 per share. The Class A preferred stock continues to be restricted to ownership by medical and osteopathic physicians who have executed a participating physician agreement with the Company and may not be issued to, or held by a hospital.

Also under the recapitalization plan, the former Class B voting common stock became Class B voting preferred stock. The Class B preferred stock continues to be restricted to ownership by the South Dakota State Medical Association, an affiliated company and is not entitled to receive dividends.

Pursuant to the recapitalization plan, the former Class C nonvoting preferred stock became Class C nonvoting common stock. The former Class C preferred stock had been entitled to cumulative dividends of a minimum of $6.00 each year and had preference in a liquidation. As of December 31, 1996, there were no cumulative unpaid dividends. As a result of the recapitalization, the new Class C common stock is not entitled to cumulative dividends and has no preference in a liquidation. The Class C common stock is restricted to ownership by the following persons or entities: (1) physicians entitled to ownership of Class A stock, (2) a trust or self-directed individual retirement account controlled by a physician entitled to ownership of Class A stock, (3) a professional corporation, partnership or other entity domiciled in the State of South Dakota and in which a physician entitled to ownership of Class A stock is a shareholder, partner, or employee in the practice of medicine, (4) management, employees or agents of the Company, the South Dakota State Medical Association, or the South Dakota Foundation for Medical Care, affiliated companies, or (5) the spouse or children of such physician or other person set forth in (1) or (4) above.

On December 29, 1995, the Company reduced the par value of its Class C common stock from $1 per share to $.01 per share and issued the 1,468,116 additional shares necessary to effect a 40-for-1 common stock split. The earnings per common share for the years ended December 31, 1995 and 1994 have been retroactively adjusted for this split as if it occurred on January 1, 1993.

Regulatory capital as required by the Division of Insurance at December 31, 1996 and 1995 was $200,000 on a statutory basis of accounting, which the Company exceeded by approximately $6,513,000 and $5,652,000, respectively.
As long as the Company exceeds required regulatory capital, it is not restricted by the Division of Insurance in the amount of dividends it may pay.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------

Note 10. 	Transactions With Affiliates

The Company leases office space from the South Dakota State Medical Association (Association). In January 1997, the Company signed a one year lease which expires December 31, 1997 and requires minimum rental payments of $168,120. Total rental payments for office space for the years ended December 31, 1996, 1995 and 1994 were $158,400, $144,650 and $119,000, respectively. Commencing in 1995, employees of the South Dakota Foundation for Medical Care (Foundation) provided management services for the Company. Total management fees paid to the Foundation for the years ended December 31, 1996 and 1995 were $138,000 and $46,000, respectively.

The Company provides group health insurance coverage for employees of the Association and the Foundation. Total premium income from the affiliates for the years ended December 31, 1996, 1995 and 1994 was $85,186, $128,191 and
$129,535, respectively.

Note 11. 	Retirement Plan and Deferred Compensation

The Company is included in a qualified money-purchase pension plan with the South Dakota State Medical Association and the South Dakota Foundation for Medical Care. This multiple-employer plan covers employees who have attained
age 21, and have completed one year of service.   Contributions, which are
discretionary by the Board of Directors, were an amount equal to 11.5% of the participants' compensation for the twelve-month periods ending September 1, 1996, 1995 and 1994. Retirement plan expense for the years ended December 31, 1996, 1995 and 1994 was $245,104, $182,175 and $127,059, respectively.

In connection with employment contracts between the Company and certain officers, provision has been made for the future compensation which is payable upon the completion of the earlier of 25 years of service to the Company and related organizations or attainment of the age of 65 or any earlier retirement age specified by the Board of Directors by resolution. At December 31, 1996, $40,851 has been accrued under these contracts.

Note 12. 	Litigation

The Company is involved in legal actions in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, in the opinion of management there is no legal proceeding pending against or involving the Company for which the outcome is likely to have a material adverse effect upon the consolidated financial position or results of operations of the Company.

                            	EXHIBIT INDEX
                             -------------

Exhibit No.     	Description
-----------      -----------

4.2           			Form of Stock Certificate for Class C Non-Voting Common Stock

10	            		Office Lease with the South Dakota State Medical Association

21	            		Subsidiaries of the Registrant

	EXHIBIT 4.2

	EXHIBIT 10

                                LEASE

This LEASE made this 1st day of January, 1997, between SOUTH DAKOTA STATE MEDICAL ASSOCIATION of Sioux Falls, South Dakota, Lessor, and South Dakota State Medical Holding Company, Inc., Sioux Falls, South Dakota, Lessee, is in agreement with:

                                 1.

That the said lessor leases to the said lessee the property described as:

   Office space in the present structure located on "The Southeast Quarter and the East 11.5 feet of the Southwest quarter of Block 32 in Park Addition to Sioux Falls, together with the East 25 feet of the South 88 feet of Lot E in Perry's Subdivision of part of Block 32 Park Addition" surveyed, platted, and recorded in Minnehaha County, South Dakota. The parking lot space on "The Northwest Quarter of Block 32 in Park Addition to Sioux Falls" surveyed, platted, and recorded in Minnehaha County, South Dakota.

The term of this lease shall begin on the 1st day of January, 1997, and end on the 31st day of December, 1997, and shall automatically renew for successive one (1) year terms unless terminated with not less than thirty (30) days notice prior to the end of the lease term. Rent payable pursuant to this lease shall be:

   The sum of Fourteen Thousand Ten Dollars ($14,010) per month, payable on the first day of each month.

                                      2.

It is further agreed that the lessor shall furnish all and full maintenance for the property leased hereunder including but not limited to heat, air conditioning, electricity, gas, water, janitorial service, maintenance of building fixtures, replacement of building glass breakage, and snow and ice removal.

It is provided that the lessor shall cause nothing upon the premises to become a nuisance.

                                      4.

It is understood that the lessor will be responsible for all real property taxes, and that each individual party will be responsible for their own personal property taxes.

                                      5.

The said lessee hereby covenants with the lessor to pay the said rent at the times and in the manner hereinbefore specified; not at any time to assign this agreement or to sublet the demised premises, or any portion thereof, without the written consent of the said lessor or its representatives; to keep the premises in good order; and to surrender the possession of the premises at the end of the said term.

                                      6.

It is hereby agreed that, if the building on the premises shall be destroyed or rendered untenantable by fire or other unavoidable accident, all liability for rent hereunder shall cease upon payment thereon proportionally to the day of such fire or unavoidable accident.

It is also agreed that each said party shall be responsible for insuring its own property against damage or destruction by fire, wind, or other unavoidable disaster.

                                      8.

It is further agreed by and between the said parties that any fixtures or equipment placed in said premises by the lessee herein shall be and remain the property of said lessee, provided, however, that in the event that the installation of any such fixtures or equipment shall require a substantial change or alteration of the premises described herein, then and in such event prior approval before installation must be obtained from the lessor.

                                      9.

It is further agreed that if the lessee shall violate any of the foregoing covenants on its part, the lessor shall have the right without formal notice to re-enter and take possession.

                                     10.

Each party hereto waives all claims for recovery from the other party for any loss or damage of its property insured under valid and collectible insurance policies to the extent of any recovery collectible under such insurance subject to the limitation that this waiver shall apply only when permitted by the applicable policy of insurance.

                                     11.

This lease may be terminated by either party upon thirty (30) days written notice to the other party irrespective of any other covenants herein.

The lessees hereby acknowledge the receipt of a true and correct copy of this lease.


                               SOUTH DAKOTA STATE MEDICAL ASSOCIATION
                                                               Lessor

                               By: ___/s/ Robert D. Johnson____________
                                   Chief Executive Officer


                               DAKOTACARE
                                   Lessee


                               By: ___/s/ Kirk J. Zimmer_______________
                                   Senior Vice-President

EXHIBIT 21.  SUBSIDIARIES OF THE REGISTRANT
             ------------------------------

Name                                      Incorporation    % Owned
----                                      -------------    -------
DAKOTACARE Administrative                 South Dakota       100%
  Services, Incorporated


Dakota Health Plans, Incorporated         South Dakota      50.11%


DAKOTACARE Insurance, Ltd.                Cayman Islands     100%
