Form 10-Q
period 1997-03-31
SOUTH DAKOTA STATE MEDICAL HOLDING CO INC
filed 1997-05-15
CIK 919176

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       Washington D.C. 20549

                             FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
		       For the quarterly period ended March 31, 1997

                                OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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


   1323 South Minnesota Avenue, Sioux Falls, South Dakota 57105
            (Address of principal executive office)
                            (Zip Code)

                          (605) 334-4000
         (Registrant's telephone number, including area code)


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
YES   X    NO
    ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     	Class		               			Outstanding at May 9, 1997
      -----                    --------------------------
Class C Common Stock				               	1,505,760



    SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
                          FORM 10-Q

                           INDEX

                                               										    Page Number

Part 1.  Financial Information (unaudited)

  Item 1.  Financial Statements

    	Consolidated Balance Sheets at
    	March 31, 1997 and December 31, 1996                      				2

    	Consolidated Statements of Income for
	    the Three Months Ended March 31, 1997
	    and 1996	                                            									3

    	Consolidated Statement of Stockholders'
	    Equity for the Three Months Ended
	    March 31, 1997                                       									4

    	Consolidated Statements of Cash Flows
	    for the Three Months Ended March 31, 1997
	    and 1996	                                            									5

     Notes to Consolidated Financial Statements	                 		6

  Item 2.  Management's Discussion and Analysis
  of Financial Condition and Results of Operations              			7-9

Part II.	Other Information                                  							10

  Item 1.	Legal Proceedings                                 							10

  Item 2.	Changes in Securities                               					10

  Item 3.	Default Upon Senior Securities                      					10

  Item 4.	Submission of Matters to a Vote
		        of Security Holders	                               						10

  Item 5.	Other Information	                                 						10

  Item 6.	Exhibits and Reports on Form 8-K                     				10

  Signatures	                                             									11

                   PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements

                 SOUTH DAKOTA STATE MEDICAL HOLDING
               COMPANY, INCORPORATED d/b/a DAKOTACARE
                    CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                    								March 31,		 	December 31,
					          	ASSETS	                      	1997	       		1996
                                          -----------    -----------
Cash and cash equivalents                	$	3,752,028   	$	3,422,692
Investments in debt securities	              	702,579	      	524,511
Certificates of deposit 	                    	875,000      		875,000
Receivables		 		                             	815,483      		794,460
Prepaids and other assets	                   	170,392      		171,071
Deferred income taxes                       		564,000      		518,000
                                          -----------    -----------
			Total current assets                  	$	6,879,482   	$	6,305,734
                                          -----------    -----------

Investments in debt securities           	$	4,737,329   	$	4,194,036
Investments in equity securities	            	284,150      		288,550
Pledged certificates of deposit 	            	500,000      		500,000
Cash surrender value of life insurance	       	72,000       		69,000
                                          -----------    -----------
			Total long-term investments           	$	5,593,479   	$	5,051,586
                                          -----------    -----------
Property and equipment, net              	$	1,045,383   	$	1,070,650
                                          -----------    -----------
Deferred income taxes                      	$	324,000     	$	340,000
                                          -----------    -----------
                                  							$	13,842,344  	$	12,767,970
                                         ============   ============
					LIABILITIES
Reported and unreported medical
 claims liabilities                      	$	3,462,695   	$	3,188,455
Unearned subscriber premiums and
 administration fees                       	1,087,414      		854,905
Accounts payable and accrued expenses	       	782,338      		670,101
Contingency reserve payable	                 	950,000      		950,000
                                          -----------    -----------
			Total current liabilities             	$	6,282,447   	$	5,663,461

Long-term debt	                             			28,302	            	0

Contingency reserve payable               		1,441,603    		1,155,294
                                          -----------    -----------
			Total liabilities                     	$	7,752,352   	$	6,818,755
                                          -----------    -----------
Minority interest in subsidiary            	$	320,894     	$	309,143
	                                         -----------    -----------
			STOCKHOLDERS' EQUITY
Class A preferred stock,
 issued 1,042 shares	                        $	10,420	      $	10,420
Class B preferred stock,
 issued 1,300 shares	                          	1,300        		1,300
Class C common stock,
 issued 1,505,760 shares	                     	15,058       		15,058
Additional paid-in capital	                	3,749,342	    	3,749,342
Retained earnings		                        	2,011,948    		1,877,084
Unrealized loss on securities
 available for sale	                         	(18,970)     		(13,132)
                                          -----------    -----------
						                                   	$	5,769,098    $	5,640,072
                                          -----------    -----------
						                                  	$	13,842,344  	$	12,767,970
                                         ============   ============
See Notes to Consolidated Financial Statements.

               SOUTH DAKOTA STATE MEDICAL HOLDING
             COMPANY, INCORPORATED d/b/a DAKOTACARE
               CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited)

                                     										Three Months Ended March 31,
                                               ----------------------------
													                                      	1997	        		1996
                                               -------------  -------------
Revenues:
	Premiums, net of reinsurance ceded		          		$	8,473,058   	$	6,554,060
	Third party administration fees					               	961,217    		1,006,994
	Net investment income					                         	131,702      		122,713
	Other income							                                 143,453       		76,126
                                               -------------  -------------
			Total revenues				                           	$	9,709,430   	$	7,759,893
						                                         -------------  -------------
Operating expenses:
	Claims incurred, net of
  reinsurance recoveries                     				$	7,045,461   	$	5,177,299
	Personnel expense					                             	958,781      		897,215
	Commissions					                                  		435,319      		320,878
	Professional fees expense					                     	254,509      		299,836
	State insurance taxes					                         	115,580       		80,507
	Advertising						                                 		110,247      		163,778
	Occupancy expense					                             	167,224	       150,535
	Office expense							                               155,600      		194,963
	Other general and administrative expenses					       67,633       		68,829
                                               -------------  -------------
			Total operating expenses				                 	$	9,310,354   	$	7,353,840
                                               -------------  -------------
			Income before income taxes
				and minority interest				                     	$	399,076     	$	406,053
Income taxes							                                 	132,000      		136,000
                                               -------------  -------------
			Income before minority interest
				in earnings of subsidiary				                  $	267,076     	$	270,053
Minority interest in earnings
	of subsidiary						                                 	11,751		        9,099
                                               -------------  -------------
			Net income				                                 	$	255,325     	$	260,954
                                               =============  =============

Earnings per common share          				       	$         .17 	$         .17
                                               =============  =============
Weighted average number of common
	shares outstanding				                       	$  	1,505,760  $  	1,505,760
                                               =============  =============

See Notes to Consolidated Financial Statements.

                 SOUTH DAKOTA STATE MEDICAL HOLDING
               COMPANY, INCORPORATED d/b/a DAKOTACARE
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 1997
                             (Unaudited)


                                                          Unrealized
                                                          Loss on
                               Additional                 Securities
                     Capital    Paid-In       Retained    Available
                      Stock     Capital       Earnings    for Sale      Total
                     -------  -----------  ------------  -----------  ---------
Balance,
December 31, 1996    $26,778   $3,749,342   $ 1,877,084   $(13,132)  $5,640,072
  Issuance of Class A
    preferred stock      170           --            --         --          170
  Redemption of Class A
    preferred stock     (170)          --            --         --         (170)
  Increase in unrealized
    loss on securities
    available for sale    --           --            --     (5,838)      (5,838)
  Dividends declared on
    Class C common
    stock                 --           --      (120,461)        --     (120,461)
  Net income for the
    three months          --           --       272,325         --      272,325
                      ------  -----------  ------------  ---------  -----------
Balance,
March 31, 1997       $26,778   $3,749,342   $ 2,028,948   $(18,970)  $5,786,098
                     =======   ==========   ===========   ========   ==========


See Notes to Consolidated Financial Statements.

                      SOUTH DAKOTA STATE MEDICAL HOLDING
                    COMPANY, INCORPORATED d/b/a DAKOTACARE
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                        									Three Months Ended March 31,
                                                 ----------------------------
							                                           			1997        			1996
                                                 -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
	Net income					                                     $	255,325     	$	260,954
	Adjustments to reconcile net income to net
		cash provided by operating activities:
		Depreciation					                                     78,735       		75,344
		Minority interest in income of subsidiary			         	11,751        		9,099
		Amortization of discounts and premiums
			on investments, net			                             	(31,428)     		(24,347)
		Change in deferred income taxes			                  	(30,000)       		4,000
		Change in other assets and liabilities			           	598,642       		81,653
		Increase in contingency reserve payable			          	286,309      		254,382
                                                  ------------  -------------
			Net cash provided by operating activities		    	$	1,169,334     	$	661,085
                                                  ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
	Purchase of securities available for sale         			$	(1,438)     	$	(1,414)
	Held to maturity securities:
	   Matured				                                           		--      		300,000
	   Purchases					                                   	(726,549)    		(141,119)
	Repayments on collateralized mortgage obligations			  	36,616	       	12,678
	Proceeds from maturities of certificates of deposit			675,000      		404,900
	Purchase of certificates of deposit			              	(675,000)    		(675,000)
	(Increase) in cash surrender value of life insurance			(3,000)      		(3,000)
	Purchase of property and equipment			                	(25,166)     		(36,069)
                                                   -----------  -------------
			Net cash (used in) investing activities	       		$	(719,537)   	$	(139,024)
                                                   -----------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
	Proceeds from issuance of capital stock              			$	170         	$	190
	Redemption of capital stock			                          	(170)        		(120)
	Payment of dividends			                             	(120,461)          		--
                                                   -----------  -------------
			Net cash provided by (used in)
				financing activities		                          $	(120,461)         	$	70
                                                   -----------  -------------
			Increase (decrease) in cash and cash
				equivalents		                                   	$	329,336     	$	522,131

CASH AND CASH EQUIVALENTS
	Beginning                                     						3,422,692    		3,586,196
                                                  ------------   ------------
	Ending				                                      		$	3,752,028   	$	4,108,327
                                                  ============   ============
See Notes to Consolidated Financial Statements.

         SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
                             D/B/A DAKOTACARE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1.	BASIS OF PRESENTATION

   	The consolidated financial statements of South Dakota State Medical Holding Company, Incorporated, d/b/a DAKOTACARE, (the "Company") and its wholly-owned subsidiaries, DAKOTACARE Administrative Services, Incorporated (DAS), and DAKOTACARE Insurance Ltd. (DIL), and its 50.11% owned subsidiary, Dakota Health Plans, Incorporated (DHP), contained in this report are unaudited but reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial information for the periods presented and are not necessarily indicative of the results to be expected for the full year.

2.	EARNINGS PER COMMON SHARE

	Earnings per common share is calculated by dividing net income by the weighted average number of Class C common shares outstanding during the period.

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

The Company contracts with over 98% of the physicians in the state of South Dakota, 100% of the hospitals in the state of South Dakota, and many other health care providers to provide medical services to its enrollees. At March 31, 1997, the Company's HMO enrollment is approximately 26,000 enrollees, while its subsidiaries DAS and DHP have enrollment of approximately 59,000 enrollees under their Administrative Services Only (ASO) business.

This discussion and analysis contains certain forward-looking terminology such as "believes," "anticipates," "will," and "intends," or comparable terminology. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers of the Company's securities are cautioned not to place undue reliance on such forward-looking statements which are qualified in their entirety by the cautions and risks described herein and in other reports filed by the Company with the Securities and Exchange Commission.


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31,
1996

General
The Company's net income decreased $5,629 to $255,325 for the three months ended March 31, 1997, as compared to $260,954 for the three months ended March 31, 1996, representing a 2.16% decrease. This decrease was primarily due to an increase in total revenues of $1,949,537, which was offset by an increase of $1,956,514 in operating expenses.

Revenues
Total revenues increased $1,949,537, or 25.12%, for the three months ended March 31, 1997, as compared to March 31, 1996. The revenues from the net premiums generated by the health maintenance organization increased $1,745,190, or 26.63%. This increase is attributable to a 26.66% increase in the number of enrollees, but is offset by a .02% decrease in the premiums earned per enrollee for the three months ended March 31, 1997, as compared to March 31, 1996. Revenues from the third party administration (TPA) fees decreased by $45,777 due to the decrease in enrollees in this TPA business through DAS and DHP.

Operating Expenses
Total operating expenses increased $1,956,514, or 26.61%, for the three months ended March 31, 1997, as compared to March 31, 1996. This was due to an increase in claims incurred, commissions, and state insurance taxes, but was offset by a decrease in advertising and professional fees expense.

Net claims expense increased by $1,868,162, or 36.08%. Average claims per enrollee increased by 5.42% for the three months ended March 31, 1997, as compared to March 31, 1996, while the number of enrollees increased by 26.66%. Commissions and state insurance taxes increased $149,514, or 37.25%, for the three months ended March 31, 1997, as compared to March 31, 1996. These expenses increased due to the direct correlation with increased health fee revenues. Advertising expense decreased $53,531, or 32.69%, for the three months ended March 31, 1997, as compared to March 31, 1996, due to reduced advertising penetration in the first quarter of 1997. Professional fees expense decreased $45,327, or 15.12%, for the three months ended March 31, 1997, as compared to March 31, 1996. This was due to decreased consulting work being performed.

Income Taxes
Income tax expense represents 33.08% and 33.49% of income before income taxes and minority interest for the three months ended March 31, 1997 and 1996, respectively. As a result of existing levels of pretax earnings and the availability of recoverable income taxes paid in recent years, no valuation allowance is required for recorded deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of cash have been premium revenue, collection of premiums in advance of the claims cost associated with them, and an agreement with participating physicians in which a percentage of fees for services is withheld for cash flows of the Company. The Company in the past has had borrowings from banks and affiliated companies, but currently does not need to borrow for liquidity purposes. The Company's long-term debt is a contract for deed on a branch office building payable to the seller of the property.

Net cash provided by operating activities increased by $508,249 to $1,169,334 for the three months ended March 31, 1997, as compared to March 31, 1996. The cash flows from operations have been used primarily to purchase investments, certificates of deposits, and leasehold improvements and equipment and to pay dividends for both periods.

The Company is not contractually obligated to pay out the contingency reserve withheld but has historically elected to pay out a majority of the amounts withheld. On February 14, 1997, the Company paid out dividends of $120,461 on Class C shares. On April 23, 1997, the Board of Directors approved payment of dividends on the Class C common stock of $.09 per share for shareholders of record as of April 23, 1997, payable on May 15, 1997. Future dividend payment is dependent on the operations and liquidity of the Company. The Company believes that cash flow generated by operations, withholding of contingency reserve payables, cash on hand, and short-term investment balances will be sufficient to fund operations, pay out the projected contingency reserve payable, and pay dividends on the Class C common stock.


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

                  PART II:  OTHER INFORMATION


Item 1.	Legal Proceedings

  None


Item 2.	Changes in Securities

  None


Item 3.	Default Upon Senior Securities

  None


Item 4.	Submission of Matters to a Vote of Security Holders

  None


Item 5.	Other Information

  None


Item 6.	Exhibits and Reports on Form 8-K

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


   South Dakota State Medical Holding Company, Incorporated
   --------------------------------------------------------
                         (Registrant)



Date:  May 14, 1997          By:  /s/ Robert D. Johnson
      -------------              ----------------------------
						                            	Robert D. Johnson
						                            	Chief Executive Officer
							                            (Duly Authorized Officer)



Date:  May 14, 1997     					By: 	/s/ Kirk J. Zimmer
      -------------              ----------------------------
						                            	Kirk J. Zimmer
						                            	Senior Vice President
						                            	(Principal Financial Officer)