Form 10-Q
period 1997-06-30
SOUTH DAKOTA STATE MEDICAL HOLDING CO INC
filed 1997-08-13
CIK 919176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
          For the quarterly period ended June 30, 1997

                                   OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
      For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such filing requirements for the past 90 days.
YES   X    NO
     ___      ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                               Outstanding at August 5, 1997
Class C Common Stock                               1,505,760

            SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
                                 FORM 10-Q

                                  INDEX

                                                            Page Number

Part 1.  Financial Information (unaudited)

  Item 1.  Financial Statements

      Consolidated Balance Sheets at
      June 30, 1997 and December 31, 1996                        2

      Consolidated Statements of Income for
      the Three and Six Months Ended June 30,
      1997 and 1996                                              3

      Consolidated Statement of Stockholders'
      Equity for the Six Months Ended June 30,
      1997                                                       4

      Consolidated Statements of Cash Flows
      for the Six Months Ended June 30,
      1997 and 1996                                              5

      Notes to Consolidated Financial Statements                 6

  Item 2.  Management's Discussion and Analysis
  of Financial Condition and Results of Operations               7-9

Part II.  Other Information                                      10

  Item 1.  Legal Proceedings                                     10

  Item 2.  Changes in Securities                                 10

  Item 3.  Default Upon Senior Securities                        10

  Item 4.  Submission of Matters to a Vote
           of Security Holders                                   10

  Item 5.  Other Information                                     10

  Item 6.  Exhibits and Reports on Form 8-K                      10

  Signatures                                                     11

                       PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     SOUTH DAKOTA STATE MEDICAL HOLDING
                   COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                             June 30,      December 31,
              ASSETS                           1997           1996

Cash and cash equivalents                   $3,452,580      $3,422,692
Investments in debt securities                 878,986         524,511
Certificates of deposit                        775,000         875,000
Receivables                                  1,135,260         794,460
Prepaids and other assets                       98,973         171,071
Deferred income taxes                          541,000         518,000
Total current assets                        $6,881,799      $6,305,734

Investments in debt securities              $4,336,613      $4,194,036
Investments in equity securities               292,000         288,550
Pledged certificates of deposit                500,000         500,000
Cash surrender value of life insurance          75,000          69,000
Total long-term investments                 $5,203,613      $5,051,586

Property and equipment, net                   $984,797      $1,070,650

Deferred income taxes                         $332,000        $340,000

                                           $13,402,209     $12,767,970

             LIABILITIES
Reported and unreported medical
  claims liabilities                        $3,619,721      $3,188,455
Unearned subscriber premiums and
  administration fees                        1,071,654         854,905
Accounts payable and accrued expenses          980,019         670,101
Contingency reserve payable                    950,000         950,000
Total current liabilities                   $6,621,394      $5,663,461

Long-term debt                                  28,302               0

Contingency reserve payable                  1,321,288       1,155,294
Total liabilities                           $7,970,984      $6,818,755

Minority interest in subsidiary               $334,066        $309,143

STOCKHOLDERS' EQUITY
Class A preferred stock, issued 1,048 shares   $10,480         $10,420
Class B preferred stock, issued 1,300 shares     1,300           1,300
Class C common stock, issued 1,505,760 shares   15,058          15,058
Additional paid-in capital                   3,749,342       3,749,342
Retained earnings                            1,333,676       1,877,084
Unrealized loss on securities available
  for sale                                     (12,697)        (13,132)
                                            $5,097,159      $5,640,072

                                           $13,402,209     $12,767,970

See Notes to Consolidated Financial Statements.

                     SOUTH DAKOTA STATE MEDICAL HOLDING
                   COMPANY, INCORPORATED d/b/a DAKOTACARE
                     CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited)

                           Three Months Ended June 30, Six Months Ended June 30,
                                  1997        1996         1997        1996
Revenues:
 Premiums, net of reins. ceded  $8,489,583  $6,867,146  $16,962,641 $13,421,206
 Third party administration fees   958,865     971,365    1,920,082   1,978,359
 Net investment income             161,660     134,033      293,362     256,746
 Other income                      129,911     100,837      273,364     176,963
    Total revenues              $9,740,019  $8,073,381  $19,449,449 $15,833,274

Operating expenses:
 Claims incurred, net
  of reins. recoveries          $8,260,166  $5,208,316  $15,305,627 $10,385,615
 Personnel expense                 963,150     912,362    1,921,931   1,809,577
 Commissions                       372,683     293,748      808,002     614,626
 Professional fees expense         292,012     290,355      546,521     590,191
 Office expense                    169,590     196,380      325,190     391,343
 Advertising                       104,631     154,558      214,878     318,336
 Occupancy expense                 167,988     155,287      335,212     305,822
 State insurance taxes             112,504      84,274      228,084     164,781
 Other general and
  administrative expenses           92,877      94,427      160,510     163,256
    Total operating expenses   $10,535,601  $7,389,707  $19,845,955 $14,743,547

    Income before income taxes
      and minority interest      $(795,582)   $683,674    $(396,506) $1,089,727

Income taxes                      (266,000)    236,000     (134,000)    372,000
  Income before minority
    interest in earnings (loss)
    of subsidiary                $(529,582)   $447,674    $(262,506)   $717,727
Minority interest in earnings (loss)
  of subsidiary                     13,172       7,375       24,9231     16,474

      Net income                 $(542,754)   $440,299    $(287,429)   $701,253

Earnings per common share        $   (0.36)   $    .29    $   (0.19)   $    .47

Weighted average number of
  common shares outstanding       1,505,760  1,505,760    1,505,760   1,505,760


See Notes to Consolidated Financial Statements.

                     SOUTH DAKOTA STATE MEDICAL HOLDING
                   COMPANY, INCORPORATED d/b/a DAKOTACARE
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED JUNE 30, 1997
                               (Unaudited)


                                                          Unrealized
                                                          Loss on
                                Additional                Securities
                      Capital     Paid-In     Retained    Available
                       Stock      Capital     Earnings    for Sale     Total

Balance,
December 31, 1996     $26,778   $3,749,342   $1,877,084   $(13,132)  $5,640,072
  Issuance of Class A
    preferred stock       270           --           --         --          270
  Redemption of Class A
    preferred stock      (210)          --           --         --         (210)
  Decrease in unrealized
    loss on securities
    available for sale     --           --           --        435          435
  Dividends declared on
    Class C common
    stock                  --           --     (255,979)        --     (255,979)
  Net loss for the
    six months             --           --     (287,429)        --     (287,429)

Balance,
June 30, 1997         $26,838   $3,749,342   $1,333,676   $(12,697)  $5,097,159



See Notes to Consolidated Financial Statements.

                    SOUTH DAKOTA STATE MEDICAL HOLDING
                  COMPANY, INCORPORATED d/b/a DAKOTACARE
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                   Six Months Ended June 30,
                                                        1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $(287,429)     $701,253
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                      157,165       152,415
    Minority interest in income of subsidiary          24,923        16,474
    Amortization of discounts and premiums
      on investments, net                             (66,212)      (48,997)
    Change in deferred income taxes                   (15,000)      (16,000)
    Change in other assets and liabilities             698,231      517,433
    Increase in contingency reserve payable            165,994            0
        Net cash provided by operating activities     $668,672   $1,322,578

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of certificates of deposit $875,000     $604,900
  Purchase of certificates of deposits                (775,000)    (875,000)
  Repayments on collateralized mortgage obligations     70,708           --
  Purchase of debt securities                         (726,549)  (1,224,545)
  Proceeds from maturities of debt securities          225,000      434,501
  Purchase of equity securities                         (3,015)      (2,879)
  (Increase) in cash surrender value of life insurance  (6,000)      (6,000)
  Proceeds from the sale of leasehold imp. & equip.      6,799           --
  Purchase of leasehold improvements and equipment     (78,110)     (97,290)
        Net cash (used in) investing activities      $(411,167) $(1,166,313)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                         $28,302          $--
  Proceeds from issuance of capital stock                  270          620
  Redemption of capital stock                             (210)        (160)
  Payment of dividends                                (255,979)     (75,288)
        Net cash provided by (used in)
          financing activities                       $(227,617)    $(74,828)

        Increase (decrease) in cash and cash
          equivalents                                  $29,888      $81,437

CASH AND CASH EQUIVALENTS
   Beginning                                         3,422,692    3,586,196
   Ending                                           $3,452,580   $3,667,633

See Notes to Consolidated Financial Statements.

        SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
                        D/B/A DAKOTACARE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


1.BASIS OF PRESENTATION
The consolidated financial statements of South
Dakota State Medical Holding Company, Incorporated, d/b/a DAKOTACARE, (the "Company") and its wholly-owned subsidiaries, DAKOTACARE Administrative Services,
Incorporated (DAS), and DAKOTACARE Insurance Ltd. (DIL), and its 50.11% owned subsidiary, Dakota Health Plans, Incorporated (DHP), contained in this report are unaudited but reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial information for the periods presented and are not necessarily indicative of the results to be expected for the full year.


2.EARNINGS PER COMMON SHARE

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


The Company contracts with over 98% of the physicians in the state of South Dakota, 100% of the hospitals in the state of South Dakota, and many other health care providers to provide medical services to its enrollees.
 At June 30, 1997, the Company's HMO enrollment is approximately 26,000 enrollees, while its subsidiaries
DAS and DHP have enrollment of approximately 59,000 enrollees under their Administrative Services Only (ASO) business.

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



COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

General
The Company's net income decreased $988,682 to a loss of $287,429 for the six months ended June 30, 1997, as compared to net income of $701,253 for the six months ended June 30, 1996, representing a 141% decrease. This decrease was primarily due to an increase in total revenues of $3,616,175, which was offset by a net increase of $4,596,408 in operating expenses and income taxes.


Revenues
Total revenues increased $3,616,175, or 22.84%, for the six months ended June 30, 1997, as compared to June
30,1996. The revenues from the net premiums generated by the health maintenance organization increased
$3,541,435, or 26.39%. This increase is attributable to a 18.88% increase in the number of enrollees and a .45% increase in the premiums earned per enrollee for the six months ended June 30, 1997, as compared to June 30,

1996.  Revenues from the third party administration
(TPA) fees decreased by $58,277 due to the net decrease in enrollees in this TPA business through DAS and DHP.


Operating Expenses
Total operating expenses increased $5,102,408, or 34.61%, for the six months ended June 30, 1997, as compared to June 30, 1996. This was due to an increase in claims incurred, personnel expenses, commissions, and state insurance taxes, but was offset by a decrease in advertising, professional fees, and office expense.

Net claims expense increased by $4,920,012, or 47.37%
Average claims per enrollee increased by 17.79% for the six months ended June 30, 1997, as compared to June 30, 1996, while the number of enrollees increased by 18.88%.
Personnel expenses, commissions, and state insurance taxes increased $369,033, or 14.25%, for the six months ended June 30, 1997, as compared to June 30, 1996.
These expenses increased due to the direct correlation with increased health fee revenues. Advertising expense decreased $103,458, or 32.50%, for the six months ended
June 30, 1997, as compared to June 30, 1996, due to reduced advertising penetration in the first half of 1997. Professional fees expense decreased $45,327, or 15.12%, for the six months ended June 30, 1997, as compared to June 30, 1996. This was due to decreased consulting work being performed. Office expense decreased $66,153, or 16.90%, for the six months ended
June 30, 1997, as compared to June 30, 1996. This was due to office efficiencies from the direct effort to reduce various costs.


Income Taxes
Income tax expense represents 33.80% and 34.14% of income before income taxes and minority interest for the six months ended June 30, 1997 and 1996, respectively.
As a result of existing levels of pretax earnings and the availability of recoverable income taxes paid in recent years, no valuation allowance is required for recorded deferred tax assets.



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


Net cash provided by operating activities decreased by $653,906 to $668,672 for the six months ended June 30, 1997, as compared to June 30, 1996. The cash flows from operations have been used primarily to purchase investments, certificates of deposits, and leasehold improvements and equipment and to pay dividends for both periods.


The Company is not contractually obligated to pay out the contingency reserve withheld but has historically elected to pay out a majority of the amounts withheld.
On February 14, 1997, the Company paid out dividends of $120,461 on Class C shares. On May 15, 1997, the
Company paid out dividends of $135,518 on Class C shares. Future dividend payment is dependent on the operations and liquidity of the Company. The Company believes that cash flow generated by operations, withholding of contingency reserve payables, cash on hand, and short-term investment balances will be sufficient to fund operations, pay out the projected contingency reserve payable, and pay dividends on the Class C common stock.



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



      South Dakota State Medical Holding Company, Incorporated
                                (Registrant)



Date: August 8, 1997                    By:/s/ Robert D. Johnson
                                           Robert D. Johnson
                                           Chief Executive Officer
                                           (Duly Authorized Officer)



Date: August 8, 1997                    By:/s/ Kirk J. Zimmer
                                           Kirk J. Zimmer
                                           Senior Vice President
                                           (Principal Financial Officer)