Form 10-Q
period 1997-09-30
SOUTH DAKOTA STATE MEDICAL HOLDING CO INC
filed 1997-11-14
CIK 919176

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                            FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
		For the quarterly period ended September 30, 1997

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
YES   X    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Class					Outstanding at November 10, 1997
Class C Common Stock					1,505,760

         SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
                                 FORM 10-Q

                                   INDEX

										    Page Number

Part 1.  Financial Information (unaudited)

  Item 1.  Financial Statements

	Consolidated Balance Sheets at
	September 30, 1997 and December 31, 1996				      2

	Consolidated Statements of Income for
	the Three and Nine Months Ended September 30,
	1997 	and 1996									3

	Consolidated Statement of Stockholders'
	Equity for the Nine Months Ended September 30,
	1997											4

	Consolidated Statements of Cash Flows
	for the Nine Months Ended September 30,
	1997 	and 1996									5

	Notes to Consolidated Financial Statements			      6

  Item 2.  Management's Discussion and Analysis
  of Financial Condition and Results of Operations			      7-9

Part II.	Other Information							      10

  Item 1.	Legal Proceedings							      10

  Item 2.	Changes in Securities						      10

  Item 3.	Default Upon Senior Securities					10

  Item 4.	Submission of Matters to a Vote
		of Security Holders							10

  Item 5.	Other Information							      10

  Item 6.	Exhibits and Reports on Form 8-K				      10

  Signatures										11

                       PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     SOUTH DAKOTA STATE MEDICAL HOLDING
                    COMPANY, INCORPORATED d/b/a DAKOTACARE
                         CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

		            		        September 30,	   December 31,
        ASSETS                                  1997             	1996
							---------------    --------------

Cash and cash equivalents     	     $	4,389,253	$	3,422,692
Investments in debt securities              	  880,979	        524,511
Certificates of deposit 		        	  775,000	        875,000
Receivables		 			        	  754,163		  794,460
Prepaids and other assets		        	  200,288    	  171,071
Deferred income taxes 		              	  513,000		  518,000
							---------------	---------------
		Total current assets		$	7,512,683	$	6,305,734
							---------------	---------------
Investments in debt securities 		$     4,319,758	$	4,194,036
Investments in equity securities			  297,800	        288,550
Pledged certificates of deposit 		  	  500,000		  500,000
Cash surrender value of life insurance	         78,000		   69,000
							---------------	---------------
	Total long-term investments		$	5,195,558	$	5,051,586
							---------------	---------------
Property and equipment, net	      	$	  958,186	$	1,070,650
							---------------	---------------
Deferred income taxes         		$	  381,100	$	  340,000
							---------------	---------------
							$    14,047,527	$    12,767,970
							===============	===============
	  LIABILITIES
Reported and unreported medical
 claims liabilities				$	3,733,566	$	3,188,455
Unearned subscriber premiums and
 administration fees		  			  857,617		  854,905
Accounts payable and accrued expenses		1,057,244		  670,101
Contingency reserve payable				  950,000		  950,000
							---------------	---------------
		Total current liabilities	$	6,598,427	$	5,663,461

Long-term debt						   28,302			  0

Contingency reserve payable				1,663,958		1,155,294
							---------------	---------------
		Total liabilities			$	8,290,687	$	6,818,755
							---------------	---------------
Minority interest in subsidiary		$	  345,429	$	  309,143
							---------------	---------------
	  STOCKHOLDERS' EQUITY
Class A preferred stock,
 issued 1,059 shares				$	   10,590	$	   10,420
Class B preferred stock,
 issued 1,300 shares				          1,300		    1,300
Class C common stock,
 issued 1,505,760 shares				   15,058		   15,058
Additional paid-in capital				3,749,342		3,749,342
Retained earnings						1,643,598		1,877,084
Unrealized loss on securities
 available for sale				         (8,477)		  (13,132)
							---------------	---------------
							$	5,411,411	$	5,640,072
							---------------	---------------
							$    14,047,527	$    12,767,970
							================	===============
See Notes to Consolidated Financial Statements.

	                 SOUTH DAKOTA STATE MEDICAL HOLDING
	               COMPANY, INCORPORATED d/b/a DAKOTACARE
	                 CONSOLIDATED STATEMENTS OF INCOME
	                             (Unaudited)

			Three Months Ended Sept. 30,	Nine Months Ended Sept. 30,
			----------------------------  ---------------------------
			               1997	    1996	      1997	       1996
		                  -----------  -----------  -----------  -----------
Revenues:
  Premiums, net of
   reins. ceded	      	$ 8,663,469	 $ 7,542,688  $25,626,110  $20,963,894
  Third party
   administration fees		    884,290	     932,708    2,804,372    2,911,067
  Net investment income	          158,512	     135,601	451,874	 392,347
  Other income		          163,113	     109,970	436,477    	 286,933
    					-----------  -----------  -----------  -----------
Total revenues		$ 9,869,384	 $ 8,720,967  $29,318,833  $24,554,241
					-----------  -----------  -----------  -----------
Operating expenses:
  Claims incurred,
    net of reins. recoveries	$ 7,317,669  $ 5,989,166  $22,623,296  $16,374,781
  Personnel expense		    939,467      973,057    2,861,398    2,782,634
  Commissions			    376,903	     309,261    1,184,905      923,887
  Professional fees expense	    181,377      259,396	727,898      849,587
  Office expense			    158,191	     164,980	483,381      556,323
  Advertising			     78,391		31,700	293,269      350,036
  Occupancy expense		    150,120	     152,894	485,332      458,716
  State insurance taxes		     99,309		87,333	327,393      252,114
  Other general and
    administrative expenses	     93,772		89,411	254,282      252,667
					-----------  -----------  -----------  -----------
     Total operating expenses $ 9,395,199	 $ 8,057,198  $29,241,154  $22,800,745
					-----------  -----------  -----------  -----------
     Income before income taxes
	and minority interest	$   474,185  $   663,769  $    77,679  $ 1,753,496

Income taxes			    152,900      210,000	 18,900      582,000
					-----------  -----------  -----------  -----------
     Income before minority
	interest in earnings (loss)
	of subsidiary	      $   321,285  $   453,769  $    58,779  $ 1,171,496
Minority interest in earnings
 (loss) of subsidiary		     11,363		11,688	 36,286       28,162
					-----------  -----------  -----------  -----------
	Net income	            $   309,922	 $   442,081  $    22,493  $ 1,143,334
					===========  ===========  ===========  ===========
Earnings per common share 	$      0.21  $      0.29  $      0.01  $      0.76
					===========  ===========  ===========  ===========
Weighted average number of
  common shares outstanding	  1,505,760	   1,505,760    1,505,760    1,505,760
					===========  ===========  ===========  ===========

See Notes to Consolidated Financial Statements.

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                     (Unaudited)


                                                          Unrealized
                                                          Loss on
                                 Additional               Securities
                       Capital    Paid-In      Retained   Available
                        Stock     Capital      Earnings   for Sale      Total
				-------  ----------  -----------  ----------  ---------Balance,
December 31, 1996       $26,778  $3,749,342  $ 1,877,084  $(13,132)  $5,640,072
  Issuance of Class A
    preferred stock         380          --           --        --          380
  Redemption of Class A
    preferred stock        (210)         --           --        --         (210)
  Decrease in unrealized
    loss on securities
    available for sale       --          --           --     4,655        4,655
  Dividends declared on
    Class C common
    stock                    --          --     (255,979)       --     (255,979)
  Net income for the
    nine months              --          --       22,493        --       22,493
				-------  ----------  -----------  ---------  -----------
Balance,
Sept. 30, 1997          $26,948  $3,749,342  $ 1,643,598  $( 8,477)  $5,411,411
				=======  ==========  ===========  =========  ===========


See Notes to Consolidated Financial Statements.

                     SOUTH DAKOTA STATE MEDICAL HOLDING
                   COMPANY, INCORPORATED d/b/a DAKOTACARE
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

						                  Nine Months Ended Sept.30,
									--------------------------
									   1997     	1996
									 -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
	Net income	              			        $   22,493 $ 1,143,334
 	Adjustments to reconcile net income to net
		cash provided by operating activities:
		Depreciation				           235,941     231,256
		Minority interest in income of subsidiary	      36,286      28,162
		Amortization of discounts and premiums
		  on investments, net			           (88,516)    (73,365)
            Loss on sale of equipment                	         903          --
		Change in deferred income taxes		     (36,100)    (28,000)
		Change in other assets and liabilities	     946,046     135,327
		Increase in contingency reserve payable	     508,664          --
									 -----------  -----------
		  Net cash provided by operating activities $1,625,717 $ 1,436,714
									 -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
	Proceeds from maturities of certificates
        of deposit                                      $1,075,000 $   804,900
	Purchase of certificates of deposits		    (975,000) (1,075,000)
	Repayments on collateralized mortgage obligations    107,875          --
	Purchase of debt securities				    (726,549) (1,675,611)
	Proceeds from maturities of debt securities	     225,000     478,402
	Purchase of equity securities				      (4,595)     (4,363)
	(Increase) in cash surrender value of life insurance	(9,000)     (9,000)
	Proceeds from the sale of leasehold imp. & equip.	18,709	    --
	Purchase of leasehold improvements and equipment    (114,787)   (147,086)
									 -----------  -----------
		Net cash (used in) investing activities     $ (403,347)$(1,627,758)
									 -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
	Proceeds from issuance of capital stock		  $      270 $	   970
	Redemption of capital stock				        (210)	  (250)
	Payment of dividends				          (255,979)   (165,634)
									 -----------  ----------
			Net cash provided by (used in)
				financing activities		  $ (255,809)$  (164,914)
									 -----------  ----------
			Increase (decrease) in cash and
                        cash equivalents			  $  966,561 $  (355,958)

CASH AND CASH EQUIVALENTS
	Beginning							   3,422,692   3,586,196
									 -----------  ----------
	Ending						        $4,389,253 $ 3,230,238
									 ===========  ==========
See Notes to Consolidated Financial Statements.

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

The Company contracts with over 98% of the physicians in the state of South Dakota, 100% of the hospitals in the state of South Dakota, and many other health care providers to provide medical services to its enrollees. At September 30, 1997, the Company's HMO enrollment is approximately 26,000 enrollees, while its subsidiaries DAS and DHP have enrollment of approximately 55,000 enrollees under their Administrative Services Only (ASO) business.

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


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND
SEPTEMBER 30, 1996

General
-------
The Company's net income decreased $1,120,841 to net income of $22,493 for the nine months ended September 30, 1997, as compared to net income of $1,143,334 for the nine months ended September 30, 1996. This decrease was primarily due to an increase in total revenues of $4,764,592, which was offset by a net increase of $5,877,309 in operating expenses and income taxes.

Revenues
--------
Total revenues increased $4,764,592, or 19.40%, for the nine months ended September 30, 1997, as compared to September 30, 1996. The revenues from the net premiums generated by the health maintenance organization increased $4,662,216, or 18.99%. This increase is attributable to a 20.82% increase in the number of enrollees and a
 .48% increase in the premiums earned per enrollee for the nine months ended September 30, 1997, as compared to September 30, 1996.

Revenues from the third party administration (TPA) fees decreased by $106,695 due to the net decrease in enrollees in this TPA business through DAS and DHP.

Operating Expenses
------------------
Total operating expenses increased $6,440,409, or 28.25%, for the nine months ended September 30, 1997, as compared to September 30, 1996. This was due to an increase in claims incurred, personnel expenses, commissions, and state insurance taxes, but was offset by a decrease in advertising, professional fees, and office expense.

Net claims expense increased by $6,248,515, or 38.16%. Average claims per enrollee increased by 13.51% for the nine months ended September 30, 1997, as compared to September 30, 1996, while the number of enrollees increased by 20.82%. Personnel expenses, commissions, and state insurance taxes increased $415,061, or 10.48%, for the nine months ended September 30, 1997, as compared to September 30, 1996. These expenses increased due to the direct correlation with increased health fee revenues. Advertising expense decreased $56,767, or 16.22%, for the nine months ended September 30, 1997, as compared to September 30, 1996, due to reduced advertising penetration in 1997. Professional fees expense decreased $121,689, or 14.32%, for the nine months ended September 30, 1997, as compared to September 30, 1996. This was due to decreased consulting work being performed. Office expense decreased $72,942, or 13.11%, for the nine months ended September 30, 1997, as compared to September 30, 1996. This was due to office efficiencies from the direct effort to reduce various costs.

Income Taxes
------------
Income tax expense represents 24.33% and 33.19% of income before income taxes and minority interest for the nine months ended September 30, 1997 and 1996, respectively. The Company does not anticipate income to surpass the top income tax bracket. The decreased percentage reflects the estimated overall rate currently applicable. As a result of the availability of recoverable income taxes paid in recent years, no valuation allowance is required for recorded deferred tax assets.


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

Net cash provided by operating activities decreased by $189,003 to $1,625,717 for the nine months ended September 30, 1997, as compared to September 30, 1996. The cash flows from operations have been used primarily to purchase investments, certificates of deposits, and leasehold improvements and equipment and to pay dividends for both periods.

The Company is not contractually obligated to pay out the contingency reserve withheld but has historically elected to pay out a majority of the amounts withheld. On February 14, 1997, the Company paid out dividends of $120,461 on Class C shares. On May 15, 1997, the Company paid out dividends of $135,518 on Class C shares. On October 8, 1997 a dividend was declared to stockholders of Class C stock and payment was made October 15, 1997 in the amount of $75,288. Future dividend payment is dependent on the operations and liquidity of the Company. The Company believes that cash flow generated by operations, withholding of contingency reserve payables, cash on hand, and short-term investment balances will be sufficient to fund operations, pay out the projected contingency reserve payable, and pay dividends on the Class C common stock.


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


    South Dakota State Medical Holding Company, Incorporated
                         (Registrant)



Date:  November 14, 1997		By:   /s/ Robert D. Johnson
                              		-----------------------
						                         	Robert D. Johnson
							                         Chief Executive Officer
							                         (Duly Authorized Officer)



Date:  November 14, 1997		By: 	/s/ Kirk J. Zimmer
                             	-----------------------
							                       Kirk J. Zimmer
							                       Senior Vice President
						                       	(Principal Financial Officer)