Form 10-K
period 1997-12-31
SOUTH DAKOTA STATE MEDICAL HOLDING CO INC
filed 1998-03-31
CIK 919176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997

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

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO   _

Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Class					Outstanding at March 20, 1998
Class C Common Stock					1,505,760

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

The Company contracts with over 98% of the physicians in the State of South Dakota, 100% of the hospitals in the State of South Dakota, and many other health care providers to provide medical services to its enrollees. Physicians who are members of the South Dakota State Medical Association and who complete the Company's credentialing process may participate with the Company by purchasing one share of Class A voting preferred stock of the Company for $10. The fee for non-members is $1,000. The South Dakota State Medical Association owns 100% of the Class B voting preferred stock of the Company, and through this ownership, maintains voting control of the Company.

The Company's agreements with participating physicians stipulate compensation on a fee-for-service basis utilizing a relative value schedule developed by the Company. This schedule assigns a value (measured in number of units) for each individual service for which a physician may perform and submit a bill. These values are then multiplied by an overall value per unit assigned by the Company, and the product is the maximum amount allowed for payment to the physician. Actual reimbursement is at the lower of this product or the actual billed amount. The Company, at least annually, reviews the unit values and makes adjustments when considered necessary. The effect of this reimbursement mechanism is to establish a maximum allowable reimbursement, which is not dependent upon actual billed charges. Regardless of the physician bill, reimbursement will never exceed the maximum amount established by the relative value schedule. Physicians also may not bill patients for any excess of the billed charge over the amount allowed by the Company, but instead have contractually agreed to hold the patient harmless for any such amounts.

The Company's agreements with participating physicians provide that up to 20% of fees for services provided, as submitted to and allowed by the Company, may be withheld to provide a contingency reserve that may be used to fund operations or meet other financial requirements of the Company. Currently, the Company is withholding 15% of fees as set by the Board of Directors. The contingency reserve withholding is also designed to encourage efficient medical practice by the physicians. Less expensive medical outcomes enhance net income and consequently, an increased likelihood of contingency reserve payouts to the physicians. The amounts withheld may be paid to the participating physicians at the discretion of the Board of Directors of the Company, although the Company is not contractually obligated to pay out amounts withheld. The recorded liability was an estimate of the projected payouts for prior amounts withheld. Management estimates the expected amount of contingency reserves and records a liability based upon factors such as cash flow needs, net income, and accumulations of amounts withheld. Payments to physicians are made at such times as the Board of Directors approves. The recorded liability for contingency reserves at December 31, 1997 and 1996, was $2,963,846 and $2,105,294, respectively. The Company withheld from payment to the participating physicians $1,336,156 and $1,120,049 for the years ended December 31, 1997 and 1996, respectively. The liability recorded was equal to the actual amounts withheld for 1997 and 1996. The recorded liability for prior years was the estimate of the projected payouts for the prior amounts withheld.

In 1992, the Company incorporated DAKOTACARE Administrative Services, Incorporated (DAS), a wholly owned subsidiary of the Company. In 1994, the Company organized and then purchased a 50.11% interest in Dakota Health Plans, Incorporated (DHP). The Articles of Incorporation of DAS and DHP permit them to engage in the development of third party administration (TPA) services for health and welfare plans. DHP has subcontracted with DAS to perform substantially all TPA activities. In January 1996, the Company incorporated DAKOTACARE Insurance, Ltd. (DIL), a wholly owned subsidiary of the Company. DIL was formed to accept reinsurance risk on stop-loss policies of DAS and DHP customers, and other insurance risks.


Products and Marketing
The Company markets its products under the trade name of DAKOTACARE. Its products include group managed health care products such as HMO products, in addition to managed care and claims administration services for self-insured employer groups. Also, cafeteria plan administration and workers compensation managed care services are offered. The Company markets its products through an exclusive network of independent insurance agents throughout South Dakota.

The Company markets its products to employer groups with a minimum of two covered employees and its' customers range in size from employers of this size to its largest customer with over 2,500 employees. As of January 1, 1998, DAKOTACARE and its subsidiaries provided health care services to approximately 75,000 individuals.

Approximately 10.6% of the state's population and approximately 18% of DAKOTACARE's target market of approximately 425,000 is served by DAKOTACARE and its subsidiaries, which does not include Medicare and Medicaid populations, federal employee groups, the individual policy market, and other potential populations. The Company's HMO enrollment, which had remained relatively stable from 1990 to 1995 at approximately 20,000 enrollees, grew to nearly 25,000 in 1996 and

26,000 in 1997. Commencing in 1993, the Company began its Administrative Services Only (ASO) business and by January 1, 1998, had enrolled approximately 50,000 ASO enrollees, bringing the total individuals served by the Company and its' subsidiaries to approximately 75,000. The Company's HMO client disenrollment rate is lower than the industry rate as a whole. All underwriting and pricing decisions are made by the DAKOTACARE underwriting department and reviewed by senior management. DAKOTACARE's underwriters evaluate the prior loss history, the inherent risk characteristics, and the demographic makeup of the applicants where appropriate.

Through a specific excess liability reinsurance agreement with Lincoln National Health and Casualty Insurance Company, the Company reinsures that portion of its risk in excess of $85,000 of covered hospital inpatient expenses of any enrollee per contract year. The policy is subject to a coinsurance provision which ranges from 50% to 90% based on average daily amounts specified in the subscriber plan, and a $2,000,000 lifetime maximum benefit per enrollee. The Company would be liable for any obligations that the reinsuring company is unable to meet under the reinsurance agreement. The reinsurance agreement also provides for enrollee benefits to be paid in the event the Company should cease operations or become insolvent, and a conversion privilege for all enrollees in the event of plan insolvency and for any enrollee that moves out of the service area of the Company.

The Company operates under a license issued by the South Dakota Department of Commerce and Regulation, Division of Insurance, for the operation of the health maintenance organization. DAS and DHP are also registered as third party administrators in South Dakota and several other states. The Company has also received certification from the South Dakota Department of Labor as a workers' compensation managed care plan.

The Company continually seeks out and evaluates opportunities for future growth and expansion. These opportunities may include acquisitions or dispositions of segments of its operations, marketing of insurance products underwritten by other companies, the internal development of new products and techniques for the containment of health care costs, and the measurement of the outcomes and efficiency of health care delivered.


Competition
The managed health care industry evolved primarily as a result of health care buyers' concerns over rising health care costs. The industry's goal is to infuse greater cost effectiveness and accountability into the health care system through the development of different managed care products, while increasing the accessibility and quality of health care services. The managed health care industry has become increasingly competitive in many markets. As managed care (HMO, Preferred Provider Organization, etc.) penetration of the health care market increases, the Company expects that marketing to large employer groups will become more difficult and competition for smaller employer groups will intensify. In addition, more employers may choose to self-insure their health care risk and seek benefit administration and managed care services from third parties to assist them in controlling and reporting health care costs. In such an environment, the Company believes that having a broad line of health care programs and products available will be important in being selected by employers to manage their health care programs. The Company's health care products compete for group membership with traditional health insurance plans, Blue Cross/Blue Shield plans, and third party administrators who provide services to self-insured employers. The ability to increase the number of individuals covered by the Company's services or to increase premiums can be affected by the level of competition in any particular area. The Company believes that the principal competitive factors affecting the Company include price, the level and quality of service provided, provider network capabilities, and marketplace reputation.


Regulations
The Company is regulated by the South Dakota Department of Commerce and Regulation, Division of Insurance (Division). South Dakota statutes require the filing of periodic financial reports and maintenance of restricted deposits in an amount of not less than fifty percent of unearned premiums of the Company on its outstanding policies or $200,000. The Company requires approval from the Division for the Company's benefits contracts and premium rates, licensing of its agents, and other items. The Company is also subject to periodic examination of its financial affairs and market conduct. The Division completed an examination of DAKOTACARE for years through December 31, 1991, which was released in March 1993.

DAKOTACARE must comply with applicable insurance statutes and regulations which prescribe the nature, form, quality, and relative amounts of investments which may be made by insurance companies and HMOs. Generally, these statutes and regulations permit companies to invest within varying limitations in state, municipal, and federal government obligations, corporate obligations, preferred and common stocks, bank certificates of deposit, and certain types of real estate and first mortgage loans. The Company's management believes that its investment strategy is conservative, with preservation of capital being the foremost objective. Its investment strategy is also influenced by the terms of its coverage written and by its expectations as to the timing of claims and contingency reserves payments.

The following table sets forth, by type of investment, the percentage of the total investment portfolio, excluding cash and cash equivalents and cash surrender value of life insurance, represented by each type of investment as of December 31:

                                      								 1997     		 1996

	Certificates of deposit                  				 21.7%	      24.0%
	Obligations of state and political
	  subdivisions					                           42.9		      32.7
	Obligations of U.S. Treasury, government
	  agencies and corporations			                25.3		      30.9
	U.S. government agency collateralized
	  mortgage obligations				                     5.4		       7.9
       Bond mutual funds				                    4.7         4.5
							                                      	100.0%     	100.0%

The Company's investment portfolio, excluding cash and cash equivalents and cash surrender value of life insurance, totaled
$6,432,239 and $6,382,097 as of December 31, 1997 and 1996,
respectively. Cash and cash equivalents totaling $4,467,754 and $3,422,692 at December 31, 1997 and 1996, respectively, are invested substantially in interest bearing accounts.

The anti-kickback provisions of the Medicare law prohibit the payment or receipt of any remuneration in return for the referral of a patient the charges to whom are subject to reimbursement by Medicare. The Company, which provides HMO coverage on a group basis does not provide coverage for the cost of medical and hospital expenses to Medicare beneficiaries. If otherwise eligible for coverage through the Company, the Medicare eligible beneficiary may choose to have the Company provide their health care benefits in lieu of coverage by Medicare. The Company does not believe that it offers incentives to Medicare beneficiaries or that any discounts the HMO receives from health care providers would violate the anti-kickback provisions of the Medicare law.

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


ERISA
The provision of services to or through certain types of employee health benefit plans is subject to the Employee Retirement Income Security Act of 1974 (ERISA). ERISA is a complex set of laws and regulations that are subject to periodic interpretation by the United States Department of Labor. ERISA places certain controls on how DAKOTACARE may do business with employers covered by ERISA, particularly employers who maintain self-funded plans. The Department of Labor is engaged in an ongoing ERISA enforcement program, which may result in additional constraints on how ERISA governed benefit plans conduct their activities. There have recently been legislative attempts to limit ERISA's preemptive effect on state laws. If such limitations were to be enacted, they might increase DAKOTACARE's administrative costs and its liability exposure under state law-based suits relating to employee health benefits offered by DAKOTACARE's health plans.

Employees
As of December 31, 1997, the Company employed 110 persons on a full-time basis. None of these employees are covered by a collective bargaining agreement, and the Company believes its employee relations are good.


ITEM 2. PROPERTIES

The Company leases office space in Sioux Falls, South Dakota, from the South Dakota State Medical Association (Association). See ITEM
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS for additional details on this lease with the Association, which is an affiliated company. In January 1997, the Company purchased an office building in Webster, South Dakota, which was previously leased. The Company also leases a small office in Pierre, South Dakota. Another office was leased in Rapid City until June 1997, at which time an agent of the Company assumed the lease for his insurance agency operations.


ITEM 3. LEGAL PROCEEDINGS

The Company is involved in legal actions in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, management believes there is no legal proceeding pending against or involving the Company for which the outcome is likely to have a material adverse effect upon the consolidated financial position or results of operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(A)	There were no matters submitted to shareholder vote in the
fourth quarter of 1997.

PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

Stock Prices
There is no active trading for shares of stock of the Company and the stock is not listed on any exchange or over-the-counter market. However, limited infrequent exchanges of Class C shares have occurred directly between interested buyers and sellers and in across the desk stock transactions with a brokerage firm. The Company does not regularly receive price information on these transactions. The amended and restated Articles of Incorporation of the Company currently restrict the ownership of shares as follows: (i) the ownership of the Company's Class A voting preferred stock is restricted to medical or osteopathic physicians who have executed participating agreements with the Company and may not be issued to or held by any hospital, (ii) the ownership of the Company's Class B voting preferred stock is restricted to the South Dakota State Medical Association, and (iii) the ownership of the Company's Class C non-voting common stock is restricted to (a) medical or osteopathic physicians who have executed participating physician agreements with the Company, (b) a trust or self-directed individual retirement account controlled by such physicians, (c) professional corporations, partnerships, or other entities domiciled in the state of South Dakota, and in which a participating physician is a shareholder, partner, or employee in the practice of medicine, (d) management employees or agents of the Company, the South Dakota State Medical Association, the South Dakota Foundation for Medical Care, or (e) a spouse or child of a shareholder of the Company, if such shares were first held by one of the persons or entities entitled to own Class C common stock. In addition, the Class C non-voting common stock may not be issued or transferred to any hospital or to any natural person or entity who is not a resident or domiciliary of the state of South Dakota.

Shares Eligible for Future Sale
The Company's Class A voting preferred stock is nontransferable and ownership of the Company's Class B voting preferred stock is restricted to the South Dakota State Medical Association. Approximately 92,410 shares of the Company's Class C non-voting stock are currently owned by the officers and directors of the Company.
All of the remaining Class C shares are eligible for resale under Rule 144(k) of the Securities Act of 1933, as amended, subject to the ownership restrictions contained in the Company's Amended and Restated Articles of Incorporation. The Company intends to register under the Act the officers' and directors' outstanding Class C non-voting common stock to enable the public resale of such shares by the holders thereof, subject to the ownership restrictions contained in the Company's Amended and Restated Articles of Incorporation.

Holders
As of March 20, 1998, there were 1,069 holders of record of Class A preferred stock, 1 holder of Class B preferred stock, and 673 holders of record of Class C common stock. There are no options or warrants outstanding.


Dividends
The Class A and B preferred stock are not entitled to dividends. As approved by the stockholders at a special meeting held on December 28, 1995, the Company is not required to pay annual cumulative dividends to its Class C common stock. The Board of Directors, at its discretion, can elect to pay dividends in any amount subject to availability of funds and regulatory requirements on reserves. As long as the Company exceeds required regulatory capital as required by the Division, there are no dividend restrictions. At December 31, 1997, the Company exceeded this requirement by approximately $6,654,000. During 1997 and 1996, the Company paid dividends of $331,267 and $271,037, respectively, on Class C shares.


Stock Repurchase Plan
As a service to the Company's shareholders to facilitate liquidity for Class C common stock (Common Stock) in the event of death, disability, or retirement of a shareholder, the Company's Board of Directors adopted a Stock Repurchase Program (Program) which was implemented in February 1998. Participation in the Program is voluntary. No shareholder is required to sell his or her shares of Common Stock under the Program nor is the Company required to purchase any Common Stock under the Program. The purchase and sale of Common Stock under the Program is subject to repurchase conditions as described in the Program.

Unregistered Sales of Securities
Ownership of the Company's Class A Voting Preferred Stock is restricted to medical or osteopathic physicians who have executed participating physician agreements with the Company. Class A Preferred Stock is nontransferable and holders of these shares do not receive dividends. Each such physician is issued one share of Class A Voting Preferred Stock upon execution of his or her participation agreement and the payment of $10 per share. Upon the termination of a physician's participation agreement, his or her share of Class A Preferred Stock is canceled without compensation. During 1997, the Company issued a total of 194 shares of Class A Preferred Stock to physicians who entered into participation agreements with the Company. To the extent that the registration provisions of the Securities Act of 1933, as amended, were applicable to these transactions, the Company relied on the exemption from registration contained in Section 4(2) of that act.

ITEM 6. SELECTED FINANCIAL DATA

The following information for the Company is as of and for the years ended December 31, 1997, 1996, 1995, 1994, and 1993 (dollars in thousands, except per share data):

						             Year Ended December 31,
                            						  1997     1996     1995     1994     1993

Income Statement Data:
  Net premiums	                 			$34,754  $28,688  $26,643  $26,790  $24,936
  Third party administration fees	   3,628    3,786    3,023    1,143      462
  Investment income 			                615      552      489      321      208
  Total revenues				                39,581   33,425   30,513   28,497   25,790
  Net claims incurred		           	 30,976   23,425   20,305   19,937   19,046
  Other operating expenses		         8,727    8,393    7,587    5,609    4,640
  Income (loss) before
    income taxes                      (122)   1,607    2,621    2,951    2,103

  Net income (loss)	             		   (110)   1,041    1,790    1,906    1,433

Earnings (loss) per common share(1) $ (.07) $  0.69  $  1.19  $  1.27  $  1.08

Balance Sheet Data:
  Invested assets and cash       		$10,981  $ 9,874  $ 8,843  $ 7,804  $ 5,882
  Total assets				                  14,011   12,777   11,425    9,803    7,568
  Reported and unreported
	claims payable			                   4,164    3,188    2,710    2,864    2,558
  Contingency reserves payable	      2,964    2,105    1,955    1,697    1,635
  Long-term debt (including
	current maturities)		                  --       --       --       --      572
  Total liabilities			               8,807    7,137    6,545    6,432    5,667
  Stockholders' equity     		        5,204    5,640    4,880    3,372    1,901



(1)	Earnings per common share for 1995 and prior years have been restated
from amounts previously reported to give retroactive effect to the recapitalization discussed in Note 9 of the Notes to Consolidated Financial Statements. Earnings(loss) per common share is calculated in accordance with the provisions of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", which was effective for 1997. This Statement establishes standards for computing and presenting earnings(loss) per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of an income statement for all entities with complex capital structures. This Statement requires restatement of all prior-period EPS data presented. All references to earnings (loss) per share are to basic earnings
(loss) per share. No restatement of EPS was necessary as a result of the application of Statement No. 128. Earnings (loss) per common share was calculated by dividing net income by the weighted average number of Class C common shares outstanding during each period as follows: 1997 1,505,760 shares; 1996 1,505,760 shares; 1995 1,505,760 shares; 1994 1,505,760 shares;
and 1993 1,329,373 shares.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
The following operating statistics are presented for DAKOTACARE's operation as a health maintenance organization only and do not include the operations of its subsidiaries for the years ended December 31, 1997, 1996, 1995, and 1994. The results indicated in the following tables are not indicative of future operating results.

The combined ratio, which reflects underwriting results but not investment and ancillary income, is a traditional measure of the underwriting performance of a health maintenance organization. A combined ratio of less than 100% indicates underwriting profitability while a combined ratio in excess of 100% indicates an underwriting loss.

 Year Ended December 31,
                                 							 1997    1996    1995    1994

	Loss ratio	                        				 88.7%   81.7%   76.2%   74.4%
	Expense ratio				                       14.5    16.3    18.4    17.1
 Combined ratio   		                   	103.2%   98.0%   94.6%   91.6%

The loss ratio is computed by dividing the net claims expense into net premium revenue. The Company's results of operations will be affected by the changes in the loss ratio. The loss ratio may vary from period to period depending principally on claims experience. The expense ratio is computed by taking the sum of the remaining operating expenses of the health maintenance organization divided by net premium revenue.

The increase in the loss ratio was due to increased utilization, increased costs for physicians and hospitals in 1997, and lower premium increases due to competitive market forces. The decrease in expense ratio is due to increased premium volume and decreased expenses in many areas due to concentrated cost-cutting efforts. See
- Comparison of Years Ended December 31, 1997 and December 31, 1996 and Comparison of Years Ended December 31, 1996 and December 31, 1995.

The following table is a reconciliation of beginning and ending reserves for claims losses and loss adjustment expenses (LAE) balances:

							                                            Year Ended
							                                  1997     1996     1995     1994
							                                      (dollars in thousands)

	Balance at January 1                 		$3,188   $2,710   $2,864   $2,558

	Incurred related to:
	 Current year	                      			30,237   23,350   20,310   19,920
	 Prior years				                          739       75       (5)      17
	Total incurred                       		30,976   23,425   20,305   19,937

	Paid related to:
	 Current year                      				26,217   20,248   17,425   17,142
	 Prior years 			                      	 3,921    2,777    2,981    2,541

	Total paid	                        				30,138   23,025   20,406   19,683

	Less reinsurance recoverables
        at January 1             	    		   (92)     (15)     (68)     (16)
	Plus reinsurance recoverables
        at December 31 	             			   230       93       15       68

	Balance at December 31              			$4,164   $3,188   $2,710   $2,864

The difference between the reserves reported in the accompanying tables, which are presented in accordance with generally accepted accounting principles (GAAP), and the statutory reserves reported to state regulatory authorities was insignificant for all periods presented.

The following table presents the development of DAKOTACARE's consolidated balance sheet reserves for reported and unreported claims payable from 1989 through 1997. The top line of the table shows the reserves at the balance sheet date for each of the indicated periods. This represents the estimated amount of losses and LAE arising in all prior years that are unpaid at the balance sheet date, including estimates of claims incurred but not reported
(IBNR). The Company is not required to pay claims if they are submitted over one year past the date of service. The Company also has paid over 99% of the covered claims received and expected to be received within one year after service. Since there would be minimal impact on discounting claims reserves, the Company does not follow the practice of discounting claims reserves.

                                                     As of December 31,
                                1997   1996   1995   1994   1993   1992   1991   1990   1989   1988
                                                                (dollars in thousands)
Reserves for unpaid losses     4,164  3,188  2,710  2,864  2,558  2,449  2,456  2,532  3,382  3,788
  and LAE
    Paid (cumulative) as of:
    End of Year                          --     --     --     --     --     --     --     --     --
    One Year Later                    3,927  2,793  2,985  2,524  2,375  2,482  2,561  3,553  3,856
    Two Years Later                      --  2,793  2,977  2,519  2,392  2,553  2,511  3,561  3,856
    Three Years Later                    --     --  2,977  2,519  2,392  2,553  2,583  3,561  3,856
    Four Years Later                     --     --     --  2,519  2,392  2,553  2,583  3,561  3,856
    Five Years Later                     --     --     --     --  2,392  2,553  2,583  3,561  3,856
    Six Years Later                      --     --     --     --     --  2,553  2,583  3,561  3,856
    Seven Years Later                    --     --     --     --     --     --  2,583  3,561  3,856
    Eight Years Later                    --     --     --     --     --     --     --  3,561  3,856
    Nine Years Later                     --     --     --     --     --     --     --     --  3,856
Liability Reestimated as of:
    End of Year                4,164  3,188  2,710  2,864  2,558  2,449  2,456  2,532  3,382  3,788
    One Year Later                    3,927  2,793  2,985  2,524  2,375  2,482  2,561  3,553  3,856
    Two Years Later                      --  2,793  2,977  2,519  2,392  2,553  2,511  3,561  3,856
    Three Years Later                    --     --  2,977  2,519  2,392  2,553  2,583  3,561  3,856
    Four Years Later                     --     --     --  2,519  2,392  2,553  2,583  3,561  3,856
    Five Years Later                     --     --     --     --  2,392  2,553  2,583  3,561  3,856
    Six Years Later                      --     --     --     --     --  2,553  2,583  3,561  3,856
    Seven Years Later                    --     --     --     --     --     --  2,583  3,561  3,856
    Eight Years Later                    --     --     --     --     --     --     --  3,561  3,856
    Nine Years Later                     --     --     --     --     --     --     --     --  3,856

Redundancy (Deficiency)	          --   (739)   (83)  (113)    39     57    (97)   (51)  (179)   (68)

The Company is continually taking steps to improve its estimation of reserves for unpaid losses and LAE. This includes, among other things, improved underwriting standards, which stabilize the Company's assumptions of risks, leading to more predictable estimate of losses and loss reserves. Additional approaches have also been developed to estimate the reserves. The Company believes its reserves at December 31, 1997, are adequate.

RESULTS OF OPERATIONS

General
The following results of operations include the operations of DAKOTACARE and its subsidiaries for the years ended December 31, 1997, 1996, and 1995.


COMPARISON OF YEARS DECEMBER 31, 1997 AND DECEMBER 31, 1996

General
The Company's net income decreased $1,150,749 to a loss of $110,108 for the year ended December 31, 1997, as compared to income of $1,040,641 for the year ended December 31, 1996, representing a 110.6% decrease. This decrease was primarily due to an increase in claims expenses of $7,550,999 which was offset by an increase of $6,155,859 in total revenues and a $592,000 decrease in income taxes.

Revenues
Total revenues increased $6,155,859, or 18.4%, for the year ended December 31, 1997, as compared to December 31, 1996. Revenues from net premiums generated by the health maintenance organization increased $5,858,240. This increase is attributable to a 19.4% increase in the number of enrollees for the year ended December 31, 1997, as compared to December 31, 1996, and a 1.1% increase in the premiums earned per enrollee. The increase in revenue per enrollee was in line with national averages. The increase in enrollees was due to the continued emphasis on small group (2 to 50 employees) business and competitive rates in relation to the local marketplace. Revenues from the third party administration fees decreased by $158,296 as enrollees participating in the Company's subsidiaries' TPA plans decreased. Investment income increased $63,400 due primarily to an increase in the amount of assets invested.

Operating Expenses
Total operating expenses increased $7,884,842, or 24.8%, for the year ended December 31, 1997, as compared to December 31, 1996. The change was due primarily to an increase in claims incurred and commission expenses, but was offset by a reduction of professional fees.

Net claims expense increased by $7,550,999, or 32.2%. Average claims per enrollee increased by 10.4% in 1997 as compared to 1996 while the number of enrollees increased by 19.4%. Unusually high dollar claims incurred in late 1996 were paid in 1997, which caused the average claims per enrollee, claims expense and unreported claims payable to increase more than expected. Commissions expense increased by $287,783, or 23.5%, in 1997 as compared to 1996 due to the increased activity of the HMO. The Company's subsidiaries decreased the number of enrollees covered under various contracts from approximately 64,000 at January 1, 1997, to approximately 50,000 at January 1, 1998. Substantially all of the decrease occurred on renewals for January 1, 1998, which kept the 1997 overall member months similar to the member months for 1996. Professional fees expense decreased $112,579, or 10.4%, in 1997 as compared to 1996. This was primarily due to state legislation passed in 1997, which spread the cost of each five-year exam for domiciled companies to all insurance companies registered in the State. This caused a reduction in the amount of accrued exam fees needed and thus reduced the overall expense. Also, professional fees decreased by using consultants less and by performing more duties in house.

Income Taxes
Income tax expense (credits) represents 46.7% and 33.3% of income
(loss) before income taxes and minority interest for the years ended December 31, 1997 and 1996, respectively. In 1997, permanent tax differences and the effect on the tax rate brackets increased the estimated credits, thus increasing the related percentage. As a result of previous levels of pretax earnings and the availability of recoverable income taxes paid in recent years, no valuation allowance is required for recorded deferred tax assets. See Note 8 of the Notes to Consolidated Financial Statements.


COMPARISON OF YEARS DECEMBER 31, 1996 AND DECEMBER 31, 1995

General
The Company's net income decreased $749,524 to $1,040,641 for the year ended December 31, 1996, as compared to $1,790,165 for the year ended December 31, 1995, representing a 41.9% decrease. This decrease was primarily due to an increase in claims expenses of $3,120,623 which was offset by an increase of $2,912,418 in total revenues and a $284,000 decrease in income taxes.

Revenues
Total revenues increased $2,912,418, or 9.5%, for the year ended December 31, 1996, as compared to December 31, 1995. Revenues from net premiums generated by the health maintenance organization increased $2,044,586. This increase is attributable to a 23.1% increase in the number of enrollees for the year ended December 31, 1996, as compared to December 31, 1995, and a 2.1% increase in the premiums earned per enrollee. The increase in revenue per enrollee was in line with national averages. The increase in enrollees was primarily due to an emphasis on small group (2 to 50 employees) business and competitive rates in relation to the local marketplace. Revenues from the third party administration fees increased by $763,043 as the Company's subsidiaries increased the number of enrollees participating in these plans. Net investment income increased $62,481 due primarily to an increase in the amount of assets invested.


Operating Expenses
Total operating expenses increased $3,926,989, or 14.1%, for the year ended December 31, 1996, as compared to December 31, 1995. This was due to an increase in claims incurred, personnel expense, professional fees expense, and office expense.

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

Income Taxes
Income tax expense represents 33.3% and 31.24% of income before income taxes and minority interest for the years ended December 31, 1996 and 1995, respectively. As a result of existing levels of pretax earnings and the availability of recoverable income taxes paid in recent years, no valuation allowance is required for recorded deferred tax assets. See Note 8 of the Notes to Consolidated Financial Statements.



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

Net cash provided by operating activities increased by $81,739 to $1,505,862 for the year ended December 31, 1997, as compared to 1996. Net cash provided by operating activities increased primarily due to an increase in reported and unreported claims payable and an increase in contingency reserves payable since December 31, 1996. The net cash provided by operating activities was offset by a net loss, an increase in deferred income taxes receivable, and a decrease in unearned premiums and administration fees since December 31, 1996.

Other uses of cash and cash equivalents were for the payment of dividends and purchases of leasehold improvements and equipment. The Company has invested cash not currently needed in operations into intermediate-term bonds, consisting primarily of municipal bonds and U.S. government securities. At December 31, 1997, the Company has certificates of deposit of $500,000 on deposit with the Division to meet the deposit requirements of state insurance laws.

The Company is not contractually obligated to pay out contingency reserves withheld but has historically elected to pay out a majority of amounts withheld. Typically, two years lapse from the date the contingency reserves are withheld to the date which the corresponding amounts are paid to the participating physicians.

The Company believes that cash flows generated by operations, withholding of contingency reserves, cash on hand, and short-term investment balances will be sufficient to fund operations, pay out projected contingency reserves payable, and pay dividends on the Class C common stock.


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


The Year 2000 issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is heavily dependent on computer processing in its business activities and the Year 2000 issue creates risk for the Company from unforeseen problems in the Company's computer system and from third parties with whom the Company processes financial information. Such failures of the Company's computer system and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business. In accordance with its remediation plan to resolve the Year 2000 issue, the Company has substantially completed a preliminary review of its computer systems to identify the systems that could be affected by the Year 2000 issue. Based on the Company's review of its computer systems, management believes the cost of the remediation effort to make the systems year 2000 compliant is approximately $45,000. Management expects $30,000 and $15,000 to be incurred in 1998 and 1999, respectively. Such costs will be charged against income as they are incurred.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED FINANCIAL STATEMENTS TABLE OF CONTENTS

                                                         Page

Independent Auditor's Report                             F-1

Consolidated Financial Statements

	Balance Sheets                                          F-2
	Statements of Income                                    F-4
	Statements of Stockholders' Equity                      F-5
	Statements of Cash Flows                                F-6
	Notes to Financial Statements                           F-8


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                           Age    Positions

Frank D. Messner, M.D.         54	    President and Director

Patrick Beckman               	54   		Vice President and Director

Guy E. Tam, M.D.	           			59   		Secretary/Treasurer and Director

Robert L. Ferrell, M.D.		      58   		Director

K. Gene Koob, M.D.          			55	   	Director

Ben J. Henderson, D.O.		       56   		Director

Jeffrey J. Rodman			           42   		Director

John E. Rittmann, M.D.		       60   		Director

James A. Engelbrecht, M.D.	   	50	   	Director

Robert D. Johnson			           54	   	Chief Executive Officer

Kirk J. Zimmer			             	37   		Senior Vice President

William O. Rossing, M.D.     		63	   	Vice President, Medical Director

Sharon K. Duncan	           			50   		Vice President, System Operations

Dean M. Krogman	            			48   		Vice President, External Operations

Elizabeth D. Mendelson		       44   		Vice President, Underwriting

Barbara A. Smith	           			36   		Vice President, Medical Services

Thomas N. Nicholson	         		38   		Vice President, Sales and Marketing

Bruce E. Hanson	            			34   		Vice President, Finance

Brian E. Meyer             				35   		Vice President, Information Systems

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

Dr. Rittmann became a director of the Company in June 1997. He is a member of the South Dakota State Medical Association and has been engaged in the practice as a family practitioner in Watertown, South Dakota, since 1973.

Dr. Engelbrecht became a director of the Company in June 1997. He is a member of the South Dakota State Medical Association and has been engaged in the practice of internal medicine and rheumatology in Rapid City, South Dakota, since 1980

Mr. Johnson became the Company's Chief Executive Officer upon its inception. He has also served as the Chief Executive Officer of the South Dakota State Medical Association since 1972, and as Chief Executive Officer of the South Dakota Foundation for Medical Care from 1973 to 1996.

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

Mr. Hanson joined the Company in December 1996 and became the Vice President of Finance in March 1997. Mr. Hanson had been in private practice as a certified public accountant since 1991, and previously had been employed, since 1985, with Charles Bailly & Co., a regional certified public accountant firm.

Mr. Meyer joined the Company in July 1997 as the Vice President of Information Systems. Mr. Meyer had been previously employed since 1985 with Berkly Information Services and was Vice President of
Systems Development since 1990.

Pursuant to the Company's Bylaws, the Board of Directors consists of ten directors who are elected for three-year terms expiring at each successive annual meeting of shareholders. Currently, no director may serve more than three consecutive terms. One director position is currently vacant. Dr. James Jackson and Dr. Douglas Holum resigned in June 1997, while Dr. John Rittmann and Dr. James

Engelbrecht commenced in June 1997. The terms of Dr. Robert Ferrell, Dr. John Rittmann, and Dr. Ben Henderson expire at the 1998 Annual Meeting of Shareholders; the terms of Dr. Guy Tam, Mr. Patrick Beckman, and Mr. Jeffrey Rodman expire at the 1999 Annual Meeting of Shareholders; and the terms of Dr. K. Gene Koob, Dr. Frank Messner, and Dr. James Engelbrecht expire at the 2000 Annual Meeting of Shareholders. The Bylaws currently require that eight of the directors be holders of Class A voting preferred stock of the Company and two of the directors be consumers. The Articles of Incorporation restrict ownership of Class A voting preferred stock to medical or osteopathic physicians who have executed Participating Physician Agreements with the Company. To assure equal eligibility and opportunity throughout the state of South Dakota and avoid domination of the Board of Directors by any geographic area or areas, the number of physician directors from any one District Medical Society of the South Dakota State Medical Association can not exceed two. The consumer directors may be from any geographic location which is served by South Dakota State Medical Holding Company and their residence does not affect the geographic restriction for physician directors. The two consumer directors are currently Mr. Patrick Beckman and Mr. Jeffrey Rodman. The officers of the Company are appointed by the Board of Directors and hold office until their successors are chosen and qualified.


Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent stockholders are also required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were timely complied with except that Dr. Rittmann, Dr. Engelbrecht, and Mr. Meyer filed their initial report of beneficial ownership on Form 3 late.

ITEM 11.  EXECUTIVE COMPENSATION

	SUMMARY COMPENSATION TABLE

       (a)                  (b)         (c)           (i)
Name and Principal                                   All Other
     Position               Year       Salary $      Compensation(1)

Robert D. Johnson           1997       $76,367       $14,380
Chief Executive Officer     1996       $58,632       $12,373
                            1995       $41,330       $13,968

William Rossing, M.D.       1997      $107,195            --
Vice President,             1996       $39,230            --
  Medical Director          1995            --            --

Kirk J. Zimmer              1997      $106,738       $14,000
Senior Vice President       1996       $95,025       $12,176
                            1995       $72,492        $8,436

Thomas N. Nicholson         1997      $120,101            --
Vice President, Marketing   1996       $57,558            --
                            1995            --            --


(1) Consists of retirement plan contribution and premiums paid on the deferred compensation plan.

No other officer received total annual salary and bonus in excess of $100,000 during 1997, 1996, or 1995. The Board of Directors receive $250 per Board meeting attended and are reimbursed for costs associated with the attendance of such meetings. The Company currently has no stock options or other equity-based compensation for its directors, officers, or employees.

The Company intends to enter into indemnification agreements with each executive officer and director. The Company has employment agreements with its executive officers and maintains key person insurance of $250,000 on Robert D. Johnson and $188,700 on Kirk J. Zimmer.

In connection with employment contracts between the Company, the Chief Executive Officer, and the Senior Vice President, provision has been made for the future compensation which is payable upon the completion of the earlier of 25 years of service or any earlier retirement age specified by the Board of Directors by resolution.
The contracts only provide compensation incentives for the executives At December 31, 1997, $49,164 has been accrued under these contracts.

Compensation Committee Interlocks and Insider Participation

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth information, as of March 20, 1998, regarding the beneficial ownership of securities of the Company by
(i) each person or group who is known by the Company to be the beneficial owner of more than 5% of the outstanding voting securities, (ii) all directors of the Company, (iii) each of the executive officers of the Company named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group. The Company believes that the beneficial owners of the securities listed below, based on information furnished by such owners, have sole voting and investment power (or shares such powers with his or her spouse), subject to the terms of the respective classes of securities of the Company and the information contained in the notes to the table.


                                                    Amount & Nature
 Title                Name and Address of           of Beneficial    Percent
of Class               Beneficial Owner             Ownership        of Class

Class B Preferred     South Dakota State              1,300          100%
                      Medical Association(1)
                      1323 South Minnesota Avenue
                      Sioux Falls, SD 57105

Class C Common        Lloyd Solberg, M.D.           133,360          8.86%
                      P. O. Box 5054
                      Sioux Falls, SD 57117-5054

Class A Preferred     Robert L. Ferrell, M.D.             1           .10%
Class C Common                                       31,840          2.11%

Class A Preferred     Guy E. Tam, M.D.                    1           .10%
Class C Common                                        4,360           .29%

Class C Common        Patrick Beckman                    --            --

Class A Preferred     Frank D. Messner, M.D.              1           .10%
Class C Common                                        8,800           .58%

Class A Preferred     K. Gene Koob, M.D.                  1           .10%

Class A Preferred     Ben J. Henderson, D.O.              1           .10%
Class C Common                                          560           .04%

Class C Common        Jeffrey J. Rodman                  --            --

Class A Preferred     James Engelbrecht, M.D.             1           .10%

Class A Preferred     John Rittmann, M.D.                 1           .10%
Class C Common                                        8,340           .55%

Class C Common        Robert D. Johnson(2)           14,560           .97%
                      1323 South Minnesota Avenue
                      Sioux Falls, SD 57105

Class C Common        William Rossing, M.D.           8,720           .58%

Class C Common        Kirk J. Zimmer                    800           .05%

Class C Common        Thomas Nicholson                   --            --

Class A Preferred     All Directors and Executive         7           .65%
                      Officers as a Group
Class C Common        (18 people)                    77,980          5.18%


(1) The South Dakota State Medical Association is an affiliated company.
(2) Robert D. Johnson is the Chief Executive Officer of the South Dakota State Medical Association.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The Company leases office space from the Association. During 1997, the Company signed a one year lease, which expired December 31, 1997. Under the terms of the lease, the lease automatically renewed for a successive one year term and will renew for successive one year terms thereafter unless terminated with at least 30 days notice prior to the end of the lease term. The 1998 lease requires minimum rental payments of $204,870. Total rental payments for office space for the years December 31, 1997, 1996 and 1995 was $186,500, $158,400 and
$144,650, respectively.

The Company provides group health insurance coverage for employees of the Association. Total premium income from the affiliate for the years ended December 31, 1997, 1996 and 1995 was $42,517, $45,535, and $52,125, respectively.

Robert D. Johnson received salaries and retirement contributions totaling $104,210, $110,934, and $110,628, from the South Dakota
State Medical Association for the years ended 1997, 1996, and 1995, respectively.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

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

4.1          Form of Specimen Certificate for Class A Voting
             Preferred Stock (incorporated by reference to Exhibit to the Company's Form 8-A, as filed with the Securities and Exchange Commission on January 19, 1996)

4.2  	     	 Form of Stock Certificate for Class C Non-Voting Common Stock

10        		 Office Lease with the South Dakota State Medical
             Association (incorporated by reference to Exhibit 10
             to the Company's Form 10-K, as filed with the
             Securities and Exchange Commission on March 27, 1997)

10.1         Amendment of Office Lease with the South Dakota State
             Medical Association

21	        	 Subsidiaries of the Registrant

27           Financial Data Schedule

REPORTS ON FORM 8-K

None.

SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED


By _/s/Robert D. Johnson______Dated __03/20/98
	Robert D. Johnson
	Chief Executive Officer
	(Principal Executive Officer)


By _/s/Kirk J. Zimmer______Dated __03/20/98
	Kirk J. Zimmer
	Senior Vice President
	(Principal Financial Officer)


By _/s/Bruce E. Hanson______Dated __03/20/98
	Bruce E. Hanson
	Vice President Finance
	(Principal Accounting Officer)


By _/s/Robert L. Ferrell, M.D.______Dated __03/20/98
	Robert L. Ferrell, M.D.
	Director


By _/s/Guy E. Tam, M.D.______Dated __03/20/98
	Guy E. Tam, M.D.
	Director


By _/s/James Engelbrecht, M.D.______Dated __03/20/98
	James Engelbrecht, M.D.
	Director


By _/s/Patrick Beckman______Dated __03/20/98
	Patrick Beckman
	Director

By _/s/Frank Messner, M.D.______Dated __03/20/98
	Frank Messner, M.D.
	Director


By _/s/K. Gene Koob, M.D.______Dated __03/20/98
	K. Gene Koob, M.D.
	Director


By _/s/Ben J. Henderson, D.O.______Dated __03/20/98
	Ben J. Henderson, D.O.
	Director


By _/s/Jeffrey J. Rodman______Dated __03/20/98
	Jeffrey J. Rodman
	Director


By _/s/John Rittmann, M.D.______Dated __03/20/98
	John Rittmann, M.D.
	Director

	INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
South Dakota State Medical Holding Company, Incorporated
     d/b/a DAKOTACARE
Sioux Falls, South Dakota

We have audited the accompanying consolidated balance sheets of South Dakota State Medical Holding Company, Incorporated d/b/a DAKOTACARE and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of South Dakota State Medical Holding Company, Incorporated d/b/a DAKOTACARE and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


_/s/_McGladrey & Pullen, LLP


Sioux Falls, South Dakota
March 18, 1998

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a
DAKOTACARE  CONSOLIDATED BALANCE SHEETS December 31, 1997 and 1996

ASSETS                               							 1997	            1996
Current Assets
Cash and cash equivalents	           	     $ 4,467,754    $ 3,422,692
Investment in securities held
     to maturity  (Note 5)	              	     901,599        524,511
Certificates of deposit	   			                 843,559       	875,000
Receivables (Note 3)				                       799,395       	836,364
Prepaids and other assets		                    124,729       	138,487
Deferred income taxes (Note 8)	                720,000       	518,000
Total current assets			                      7,857,036      6,315,054



Long-Term Investments
Investment in securities held
     to maturity (Note 5)          	         3,837,081      4,034,271
Investment in securities available
     for sale (Note 5)	           	            300,000       	288,550
Pledged certificates of deposit (Note 5)	      500,000       	500,000
Certificates of deposit			     	                50,000       	159,765
Cash surrender value of life insurance	         81,000         69,000
		                                           4,768,081      5,051,586


Property and Equipment, at cost,
net of accumulated depreciation		              963,684      1,070,650



Deferred Income Taxes (Note 8)	          	     422,000	       340,000
	                                          $14,010,801    $12,777,290

See Notes to Consolidated Financial Statements.


LIABILITIES AND STOCKHOLDERS' EQUITY	 	       1997 		          1996
Current Liabilities
Reported and unreported
     claims payable (Note 7) 	              $ 4,163,804    $ 3,188,455
Unearned premiums and administration fees 	     629,783       	854,905
Accounts payable and accrued expenses	          695,050       	679,421
Contingency reserves payable (Note 6)	        1,627,000       	950,000
Total current liabilities		                   7,115,637      5,672,781

Contingency Reserves Payable (Note 6)	        1,336,846      1,155,294

Minority Interest in Subsidiary	 	              354,160       	309,143

Commitments and Contingencies
 (Notes 4, 12 and 14)

Stockholders' Equity (Notes 9 and 15)
Class A preferred, voting, no par value,
  $10 stated value, 2,500 shares authorized;
  issued and outstanding 1,069 and 1,042
  shares at December 31, 1997 and 1996         		10,690	        10,420
Class B preferred, voting, no par value,
  $1 stated value, 2,500 shares authorized;
  issued and outstanding 1,300 shares at
  December 31, 1997 and 1996		                    1,300	         1,300
Class C common, nonvoting, $.01 par value,
  10,000,000 shares authorized; issued and
  outstanding 1,505,760 shares		                 15,058	        15,058
Additional paid-in capital		                  3,749,342      3,749,342
Retained earnings		                           1,435,709      1,877,084
Unrealized loss on securities available
  for sale	                                     	(7,941)      	(13,132)
		                                            5,204,158      5,640,072
	                                           $14,010,801    $12,777,290

         F-3

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1997, 1996 and 1995

	                                     	 1997 	      	 1996		        1995
Revenues:
Premiums                           $ 35,124,035  $ 29,071,245 	$	27,056,671
Less premiums ceded for reinsurance		  (369,888)	   	(383,408)    	(413,420)
                                   		34,754,147  		28,687,837  		26,643,251
Third party administration fees		     3,628,131   		3,786,427    	3,023,384
Investment income		                     615,134	     	551,734		     489,253
Other income		                          583,648	     	399,203		     356,895
Total revenues		                     39,581,060   	33,425,201  		30,512,783

Operating expenses:
Claims incurred	                    	31,593,161  		23,528,141  		20,667,382
Less reinsurance recoveries	          	(616,801)	   	(102,780)    	(362,644)
                                   		30,976,360	  	23,425,361  		20,304,738
Personnel expenses	                  	3,804,217	   	3,703,067	   	3,224,087
Commissions	                         	1,513,054   		1,225,271   		1,109,817
Professional fees expenses		            970,237	   	1,082,816      	901,026
Office expenses	                       	673,114	     	713,964     		680,229
Occupancy expenses	                    	656,951	     	625,541     		518,527
State insurance taxes	                 	421,622     		330,574     		319,837
Advertising expenses	                  	378,310	     	386,174     		519,907
Other general and administrative
 expenses	                             	309,286	     	325,541	     	313,152
Total operating expenses	           	39,703,151  		31,818,309   	27,891,320
Income (loss) before income
taxes and minority interest	          	(122,091) 	 	1,606,892    	2,621,463
Income taxes (credits) (Note 8)	       	(57,000) 		   535,000      	819,000
Income (loss) before minority
 interest                              	(65,091) 		 1,071,892   		1,802,463
Minority interest in income
 of subsidiary                           45,017       	31,251      		12,298
Net income (loss)	                   $	(110,108) 	$	1,040,641	  $	1,790,165

Earnings (loss) per common share       	$ (0.07)      	$	0.69       	$	1.19

See Notes to Consolidated Financial Statements.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1997, 1996 and 1995

                                                                     Unrealized
                                                                      Loss on
		                                          Additional    Retained   Securities
                                  Capital     Paid-In     Earnings    Available
                                   Stock      Capital     (Deficit)   for Sale

Balance, December 31, 1994      	$	47,844 	$	3,726,756 	$	(372,122) 	$	(30,589)
Issuance of Class A common stock    		910         	 	-         		-         		-
Redemption of Class A
 common stock                      		(350)	         	-          	-         		-
Dividends paid on Class C
 preferred	stock                      		-          		-  		(310,563)        		-
Adjustment to reflect
 recapitalization	effective
December 29, 1995	(Note 9)      		(22,586)	    	22,586         		-         		-
Decrease in unrealized loss on
securities available for sale 	        	-          		-         		- 	   	27,540
Net income	                            	-          		- 		1,790,165         		-
Balance, December 31, 1995	       	25,818	  	3,749,342  	1,107,480    		(3,049)
Issuance of Class A
 preferred stock 	                   	990	          	-          	- 	        	-
Redemption of Class A
 preferred	stock                   		(330)         		-         		-         		-
Issuance of Class B
 preferred stock                    		300	          	- 	        	-         		-
Dividends paid on Class C common
	stock                                 	-          		-  		(271,037)        		-
Increase in unrealized loss on
 securities available for sale        		-          		-         		-    	(10,083)
Net income		                            -          		- 		1,040,641         		-
Balance, December 31, 1996      	 	26,778  		3,749,342  	1,877,084   		(13,132)
Issuance of Class A preferred
 stock                              1,940          		-          	-         		-
Redemption of Class A preferred
 stock	                           	(1,670)         		-         		-         		-
Dividends paid on Class C
 common	stock                           -          		-  		(331,267)        		-
Decrease in unrealized loss on
 securities available for sale       	 	-          		-         		-      	5,191
Net (loss)                             	-          		-  		(110,108)        		-
Balance, December 31, 1997	      $	27,048	 $	3,749,342	$	1,435,709	   $	(7,941)

See Notes to Consolidated Financial Statements.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1997, 1996 and 1995

	                                           	  1997	      	 1996      	 1995
Cash Flows From Operating Activities
Net income (loss)                        	$ 	(110,108)	 $	1,040,641	$ 1,790,165
Adjustments to reconcile net
 income (loss) to net cash provided
 by operating activities:
Depreciation	                                	319,493		     318,297	   	251,222
Loss on disposal of property and equipment        		-  	     	1,664	         	-
Minority interest in income of subsidiary	    	45,017      		31,251	    	12,298
Amortization of discounts and premiums
 on investments and certificates of
 deposit, net		                              (139,675)     (103,151)  	(100,888)
(Increase) decrease in receivables	           	36,969    		(301,794)   	(68,892)
(Increase) decrease in prepaids
 and other assets                            		13,758      	(66,530)   		(6,111)
(Increase) in deferred income taxes 	       	(284,000)    		(57,000)  	(120,000)
Increase (decrease) in reported and
 unreported claims payable		                  975,349	     	478,455	  	(154,000)
Increase (decrease) in accounts payable
 and accrued expenses	                        	15,629	    	(107,587)	  	(21,028)
Increase (decrease) in unearned premiums
 and administration fees                 	  	(225,122)     		39,252     		3,692
Increase in contingency reserves payable   	 	858,552	     	150,625    	257,744
Net cash provided by operating activities   1,505,862    	1,424,123	 	1,844,202

Cash Flows From Investing Activities
Purchase of securities available for sale    		(6,259)	     	(5,933)    	(5,660)
Held to maturity securities:
Matured  		                                   525,000   		1,200,000  	1,147,884
Purchased  		                                (726,030) 		(1,983,309)	(1,386,995)
Repayments on collateralized
 mortgage obligations	                       	157,013      	133,471    		45,409
Proceeds from maturities of certificates
 of deposit		                               1,470,000	   	1,104,900  	1,200,000
Purchase of certificates of deposit	  	    (1,325,000) 		(1,531,959)	(1,604,900)
(Increase) in cash surrender value of
 life insurance	                             	(12,000)     	(18,000)  		(11,000)
Purchase of property and equipment	         	(231,238)   		(216,720)	 	(637,994)
Proceeds from sale of property
 and equipment                                	18,711           		-         		-
Net cash (used in) investing activities	    	(129,803) 		(1,317,550)	(1,253,256)

See Notes to Consolidated Financial Statements.


		                                           1997 	       1996      		  1995
Cash Flows From Financing Activities
Proceeds from issuance of capital stock 	   $	1,940	     $	1,290	      $	910
Redemption of capital stock		                (1,670)	      	(330)     		(350)
Payment of dividends		                     (331,267)  		(271,037) 		(310,563)
Minority investment in subsidiary               		-          		-     	15,000
Net cash (used in) financing activities		  (330,997)  		(270,077) 		(295,003)
Increase (decrease) in cash and
 cash equivalents	                       	1,045,062	   	(163,504)  		295,943

Cash and Cash Equivalents
Beginning                               		3,422,692	  	3,586,196	 	3,290,253
Ending                                 	$	4,467,754 	$	3,422,692	$	3,586,196

Supplemental Disclosures of Cash
 Flow Information

Cash payments for:
Income taxes, net of refunds               	$	2,000	   $	790,000	  $ 881,008

Supplemental Disclosures of Noncash
 Investing	and Financing Activities
(Increase) decrease in unrealized loss
 on securities available for sale	           	5,191     	(10,083)    	27,540
(Decrease) in Class C common stock due
to recapitalization		                             -          		-   		(22,586)
Increase in additional paid-in capital
	due to recapitalization	                        	-          		-    		22,586

Note 1. Nature of Business and Significant Accounting Policies Nature of business: South Dakota State Medical Holding Company, Incorporated (the Company), is a South Dakota licensed health maintenance organization (HMO) d/b/a DAKOTACARE. The Company has contracted with hospitals, physicians and other providers to provide health care services to policyholders. Policyholders are employee groups located in South Dakota.

A summary of the Company's significant accounting policies follows:

Principles of consolidation: The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, DAKOTACARE Administrative Services, Incorporated (DAS), and DAKOTACARE Insurance, LTD. (DIL), and its 50.11% owned subsidiary, Dakota Health Plans, Incorporated (DHP). DAS & DHP's primary activity is as third party administrators of health care plans for independent employer companies. DIL's primary activity is in providing reinsurance quota share excess medical stop loss coverage to DAS and DHP's self funded customers. All intercompany balances and transactions have been eliminated in consolidation.

Basis of financial statement presentation: The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the liabilities for reported and unreported claims payable.

Cash and cash equivalents: For purposes of reporting the statements of cash flows, the Company includes as cash equivalents all cash accounts and highly liquid debt instruments which are not subject to withdrawal restrictions or penalties. Certificates of deposit are considered investments as all have been purchased with maturities in excess of ninety days.

Investment securities: Investment securities classified as held to maturity are those debt securities that the Company has both the intent and ability to hold to maturity regardless of changes in market condition, liquidity needs, or changes in general economic conditions. These securities are stated at amortized cost.

Investment securities classified as available for sale are marketable equity securities and those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Investment securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in equity, net of the related deferred tax effect.

Note 1.	Nature of Business and Significant Accounting Policies (continued)
Investment securities (continued): Premiums and discounts on investments in debt securities are amortized over their contractual lives, except for collateralized mortgage obligations, for which prepayments are probable and predictable, which are amortized over the estimated expected repayment terms of the underlying mortgages.
The method of amortization results in a constant effective yield on those securities (the interest method). Interest on debt securities is recognized in income as accrued. Realized gains and losses on the sale of investment securities are determined using the specific identification method.

Depreciation: Building and building improvements are depreciated using straight-line methods over the estimated useful lives of the assets, which are twenty to thirty-nine years. Depreciation on furniture, equipment and automobiles is computed using straight-line methods based upon the estimated useful lives of the respective assets, which is principally five to seven years. A summary of property and equipment is as follows:

                                                		  1997	         	 1996
Furniture, equipment and automobiles	           $	2,253,358    	$	2,190,608
Building and building improvements		                 62,609             		-
Other	                                             	131,967	        	72,817
                                                		2,447,934     		2,263,425
Less accumulated depreciation		                   1,484,250     		1,192,775
                                                 	$	963,684    	$	1,070,650

Revenue recognition: Premiums are billed in advance of their respective coverage periods. Income from such premiums is recorded as earned during the coverage period; the unearned portion of premiums received prior to the end of the coverage period is recorded as unearned premiums. Revenue is reduced by reinsurance premiums ceded to reinsurance companies. Third party administration fees are recorded as earned in the period in which the related services are performed. The unearned portion of fees received but not earned prior to the end of the contract is recorded as unearned administration fees.

Reported and unreported claims payable: The coverage offered by the Company is on an occurrence basis which provides for payment of claims which occur during the period of coverage regardless of when the claims are reported. Reported and unreported claims payable consist of actual claims reported to be paid and estimates of health care services rendered but not reported and to be paid. The liabilities for reported and unreported claims payable have been estimated by utilizing statistical information developed from historical data, current enrollment, health service utilization statistics and other related information. In addition, the Company uses the services of an independent actuary in the determination of its year end liabilities. The accruals are continually monitored and reviewed and as adjustments to the estimated liabilities become necessary, such adjustments are reflected in current operations.

Note 1.	Nature of Business and Significant Accounting Policies (continued)
Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings (loss) per common share: Earnings per common share for 1995 has been restated from the amount previously reported to give retroactive effect to the recapitalization discussed in Note 9. Earnings (loss) per common share is calculated in accordance with the provisions of FASB Statement No. 128, "Earnings Per Share", which was effective for 1997. This Statement establishes standards for computing and presenting earnings (loss) per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of an income statement for all entities with complex capital structures. This Statement requires restatement of all prior-period EPS data presented. All references to earnings (loss) per share in the consolidated financial statements are to basic earnings (loss) per share. No restatement of EPS was necessary as a result of the application of Statement No. 128. Earnings (loss) per common share was calculated by dividing net income (loss) by the weighted average number of Class C common shares outstanding during each period. The weighted average number of Class C common shares outstanding was 1,505,760 in 1997, 1996 and 1995, respectively.

Note 2. Fair Value of Financial Instruments
Financial Accounting Standards Board (FASB) Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents and certificates of deposit: The carrying amount approximates fair value because of the relative short maturity of those instruments.

Note 2.	Fair Value of Financial Instruments (continued)
Investments: Fair values for the Company's investment securities are based on quoted market prices. At December 31, 1997, the carrying amount and fair value of the Company's investment securities was $5,038,680 and $5,141,045, respectively. At December 31, 1996, the carrying amount and fair value of the Company's investment securities was $4,847,332 and $4,872,684, respectively.

Accrued interest receivable: The carrying amount approximates fair value due to the nature of the balances recorded.

Note 3. Receivables
Receivables are recorded at net estimated collectible amounts and consist of the following:

                                           		 1997          		 1996
Commissions                                	$	4,300        	$	31,250
Drug manufacturer chargebacks		              68,850	         	86,547
Premiums		                                  151,298	        	120,363
Subrogation, net of recovery expenses	      	75,000         		75,000
Interest	                                   	30,367         		34,689
Reinsurance (Note 4)	                      	229,486	         	92,579
Income taxes	                               	22,000        		223,000
Funds withheld by ceding insurer          		118,804         		77,455
Other	                                      	99,290         		95,481
	                                          	799,395        		836,364
Less allowance for doubtful accounts	            	-              		-
	                                         $	799,395       	$	836,364

Note 4. Reinsurance
The Company's policy is to reinsure that portion of risk in excess of $85,000 of covered hospital inpatient expenses of any enrollee per contract year, subject to a coinsurance provision which ranges from 50% to 90% based on average daily amounts specified in the plan, and a $2,000,000 lifetime maximum benefit per enrollee. The Company would be liable for any obligations that the reinsuring company is unable to meet under the reinsurance agreement.

This reinsurance agreement also provides for enrollee benefits to be paid in the event the Company should cease operations or become insolvent, and a conversion privilege for all enrollees in the event of plan insolvency and for any enrollee that moves out of the service area of the Company.

Note 5. Investment Securities
Investment securities at December 31, 1997 are as follows:

                                               Gross       Gross     Estimated
                     		             Amortized  Unrealized Unrealized 	  Fair
                                       Cost     Gains     (Losses)     Value
Debt securities held to maturity:
Obligations of U.S. treasury,
 government agencies and
 corporations	                     $1,630,630 	$	36,001 	 $    	-   $1,666,631
Obligations of state and political
 subdivisions							               	2,760,837  		69,718    		(483)  	2,830,072
U.S. governmental agency
 collateralized mortgage
 obligations        	                	347,213     		151	  	(3,022)   		344,342
                                 	 $4,738,680	 $105,870 	 $(3,505)	 $4,841,045

Equity securities available
 for sale:
Bond mutual funds                  	$	307,941      	$	- 	 $(7,941)  	$	300,000

The amortized cost and estimated fair values of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 	December 31, 1997
                                              		Amortized      Estimated
                                                  Cost         Fair Value

Due in  one year                                	$	901,599    	$	903,074
Due after one year through five years          		2,093,776    	2,126,987
Due after five years through ten years	         	1,322,886	   	1,388,931
Due after ten years	                               	73,206      		77,711
                                               		4,391,467	   	4,496,703
Collateralized mortgage obligations		              347,213	     	344,342
                                              	 $4,738,680  	 $4,841,045

Note 5.	Investment Securities (continued)
Investment securities at December 31, 1996 are as follows:

                                                  Gross      Gross    Estimated
                          		         Amortized Unrealized Unrealized   Fair
                                       Cost       Gains     (Losses)	  Value
Debt securities held to maturity:
Obligations of U.S. treasury,
 government agencies and
 corporations                    	  $1,966,481 	$	17,480  	$	(491)	  $1,983,470
Obligations of state and political
 subdivisions								                2,090,031	  	37,004		(19,136)  		2,107,899
U.S. governmental agency
 collateralized mortgage obligations   502,270       		- 		(9,505)    		492,765
                                   	$4,558,782 	 $54,484 $(29,132)   $4,584,134

Equity securities available for sale:
Bond mutual funds                   	$	301,682	      $	- $(13,132)   	$	288,550

There were no sales of debt or equity securities during the years ended December 31, 1997, 1996 or 1995. At December 31, 1997 and
1996, no individual investments in obligations of state and political subdivisions exceeded 10% of the Company's equity.

At December 31, 1997 and 1996, the Company had certificates of deposit of $500,000 on deposit with the South Dakota Department of Commerce and Regulation, Division of Insurance (Division of
Insurance), to meet the deposit requirement of state insurance laws.

Note 6. Contingency Reserves Payable
The Company's agreements with participating physicians provide that up to 20% of fees for services provided, as submitted to the Company, may be withheld to provide a contingency reserve that may be used to fund operations or meet other financial requirements of the Company. Effective January 1, 1994, the percentage withheld from participating physicians was reduced from 20% to 15%. The amounts withheld may be paid to the participating physicians at the discretion of the Board of Directors of the Company, although the Company is not contractually obligated to pay out amounts withheld. Management estimates the expected amount of contingency reserves to be paid to participating physicians and records a liability based upon factors such as cash flow needs, net income, and accumulations of amounts withheld. Payments to physicians are made at such times as the Board of Directors approves payouts. The recorded liability is equal to actual amounts withheld for the years ended December 31, 1997 and 1996. The recorded liability for years prior to 1996 was an estimate of the projected payouts for corresponding amounts withheld.
Payments to physicians in 1996 exceeded amounts accrued by $71,253, which was accounted for as a change in accounting estimate.

Note 7. Reported and Unreported Claims Payable
Activity in the liability for reported and unreported claims payable is summarized as follows:

                                 		       1997	       	 1996	       	 1995
Balance at January 1                 	$	3,188,455  	$	2,710,000  	$	2,864,000

Incurred related to:
Current year                         		30,237,417	  	23,350,462  		20,309,552
Prior years                             		738,943	      	74,899	      	(4,814)
Total incurred		                       30,976,360  		23,425,361  		20,304,738

Paid related to:
Current year                         		26,217,052  		20,247,806	  	17,425,015
Prior years                           		3,920,866   		2,776,707	   	2,980,476
Total paid                           		30,137,918  		23,024,513  		20,405,491

Less reinsurance recoverables at
 January 1                                (92,579)     	(14,972)	    	(68,219)
Plus reinsurance recoverables at
 December 31	                            	229,486      		92,579	      	14,972
Balance at December 31	               $	4,163,804  	$	3,188,455  	$	2,710,000

Note 8. Income Tax Matters
The Company is taxable as a property and casualty insurance company under section 831 of the Internal Revenue Code. The code prescribes certain adjustments to book income to arrive at taxable income which include adjustments to unearned premiums, discounting of loss reserves and proration of tax-exempt income. In addition, increases in contingency reserves, which are included as claims expenses, are not allowable as tax deductions until actually paid. The Company files a consolidated income tax return with its wholly-owned subsidiaries, DAS and DIL.

The components of income tax expense as of December 31 are as follows:

		                                            1997	 	      1996      	 1995
Current                                    	$	227,000   	$	592,000  	$	939,000
Deferred (credits)		                         (284,000)   		(57,000)	 	(120,000)
                                           	$	(57,000)  	$	535,000  	$	819,000

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to income before income taxes as a result of the following:

                                           		 1997		       1996 		     1995
Computed "expected" tax expense (credits)	  $	(42,700)	  $	562,400	  $	917,500
Tax exempt interest		                         (38,861)   		(30,771)  		(28,760)
Lobbying		                                      9,105	      	6,825     		5,664
Effect of tax rate brackets and other        		15,456	     	(3,454)	  	(75,404)
                                           	$	(57,000)  	$	535,000  	$	819,000

Note 8.	Income Tax Matters (continued)
The net deferred tax assets consist of the following components at December 31:

                                                 		 1997	        	 1996
Deferred tax assets:
Contingency reserves payable                    	$	1,008,000     	$	716,000
Reported and unreported claims payable		              42,000	       	62,000
Unearned premiums                                   		43,000	       	53,000
Accrued expenses	                                    	65,000       		78,000
Net operating loss carryforward of subsidiary	       	47,000            		-
                                                 		1,205,000      		909,000
Less valuation allowance	                                 	-            		-
                                                 		1,205,000      		909,000

Deferred tax liability:
Property and equipment	                             	(63,000)	     	(51,000)
                                                	$	1,142,000     	$	858,000

Reflected on the accompanying balance sheets as follows:

                                                 		 1997	        	 1996
Current assets                                    	$	720,000     	$	518,000
Noncurrent assets		                                  422,000	      	340,000
                                                	 $1,142,000     	$	858,000

Note 9. Capital Stock
On December 28, 1995, the holders of Class A, B, and C stock approved a recapitalization plan which became effective December 29, 1995. Under the recapitalization plan, the former Class A voting common stock became Class A voting preferred stock. The Class A preferred stock is not entitled to receive dividends or other distributions, except for redemption by the Company. In the event of a liquidation, each share of Class A preferred stock would be given priority over Class B and C stock and would be entitled to receive a preferential payment in an amount up to (and not to exceed) its stated value of $10 per share. The Class A preferred stock continues to be restricted to ownership by medical and osteopathic physicians who have executed a participating physician agreement with the Company and may not be issued to or held by a hospital.

Also under the recapitalization plan, the former Class B voting common stock became Class B voting preferred stock. The Class B preferred stock continues to be restricted to ownership by the South Dakota State Medical Association, an affiliated company, and is not entitled to receive dividends.

Pursuant to the recapitalization plan, the former Class C nonvoting preferred stock became Class C nonvoting common stock. The former Class C preferred stock had been entitled to cumulative dividends of a minimum of $6.00 each year and had preference in a liquidation. As of December 31, 1997, there were no cumulative unpaid dividends. As a result of the recapitalization, the new Class C common stock is not entitled to cumulative dividends and has no preference in a liquidation. The Class C common stock is restricted to ownership by the following persons or entities: (1) physicians entitled to ownership of Class A stock, (2) a trust or self-directed individual retirement account controlled by a physician entitled to ownership of Class A stock, (3) a professional corporation, partnership or other entity domiciled in the State of South Dakota and in which a physician entitled to ownership of Class A stock is a shareholder, partner, or employee in the practice of medicine, (4) management, employees or agents of the Company, the South Dakota State Medical Association, or the South Dakota Foundation for Medical Care, or (5) the spouse or children of such physician or other person set forth in
(1) or (4) above.

On December 29, 1995, the Company reduced the par value of its Class C common stock from $1 per share to $.01 per share and issued the 1,468,116 additional shares necessary to effect a 40-for-1 common stock split. The earnings per common share for the year ended December 31, 1995 has been retroactively adjusted for this split as if it occurred on January 1, 1995.

Regulatory capital as required by the Division of Insurance at December 31, 1997 and 1996 was $200,000 on a statutory basis of accounting, which the Company exceeded by approximately $6,654,000 and $6,513,000, respectively. As long as the Company exceeds required regulatory capital, it is not restricted by the Division of Insurance in the amount of dividends it may pay.

Note 10. Transactions With Affiliate
The Company leases office space from the South Dakota State Medical Association (Association). During 1997, the Company signed a one year lease which expired on December 31, 1997. Under the terms of the lease, the lease automatically renewed for a successive one year term and will renew for successive one year terms thereafter unless terminated with at least 30 days notice prior to the end of the lease term. The 1998 lease requires minimum rental payments of $204,870. Total rental payments for office space for the years ended December 31, 1997, 1996 and 1995 were $186,500, $158,400 and $144,650, respectively.

The Company provides group health insurance coverage for employees of the Association. Total premium income from the affiliate for the years ended December 31, 1997, 1996 and 1995 was $42,517, $45,535 and
$52,125, respectively.

Note 11. Retirement Plan and Deferred Compensation
The Company is included in a qualified money-purchase pension plan with the South Dakota State Medical Association and the South Dakota Foundation for Medical Care. This multiple-employer plan covers employees who have attained age 21, and have completed one year of
service.   Contributions, which are discretionary by the Board of
Directors, were an amount equal to 11.5% of the participants' compensation for the twelve-month periods ending September 1, 1997, 1996 and 1995. Retirement plan expense for the years ended December 31, 1997, 1996 and 1995 was $216,364, $245,104 and $182,175,
respectively.

In connection with employment contracts between the Company and certain officers, provision has been made for the future compensation which is payable upon the completion of the earlier of 25 years of service to the Company and related organizations or attainment of the age of 65 or any earlier retirement age specified by the Board of Directors by resolution. At December 31, 1997 and 1996, $49,164 and $40,851, respectively, was accrued under these contracts.

Note 12. Year 2000 Issue
The Year 2000 issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is heavily dependent on computer processing in its business activities and the Year 2000 issue creates risk for the Company from unforeseen problems in the Company's computer system and from third parties with whom the Company processes financial information. Such failures of the Company's computer system and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business. In accordance with its remediation plan to resolve the Year 2000 issue, the Company has substantially completed a preliminary review of its computer systems to identify the systems that could be affected by the Year 2000 issue. Based on the Company's review of its computer systems, management believes the cost of the remediation effort to make the systems year 2000 compliant is approximately $45,000. Management expects $30,000 and $15,000 to be incurred in 1998 and 1999, respectively. Such costs will be charged against income as they are incurred.


Note 13. FASB Statements
The FASB issued Statement No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997, and will require financial statements of earlier periods that are presented for comparative purposes to be reclassified.

The FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information". This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries", to remove the special disclosure requirements for previous unconsolidated subsidiaries. This Statement is effective for financial statements for periods beginning after December 15, 1997.

Note 14. Litigation
The Company is involved in legal actions in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, in the opinion of management, there is no legal proceeding pending against or involving the Company for which the outcome is likely to have a material adverse effect upon the consolidated financial position or results of operations of the Company.

Note 15. Subsequent Event
As a service to the Company's shareholders to facilitate liquidity for Class C common stock (Common Stock) in the event of death, disability, or retirement of a shareholder, the Company's Board of Directors adopted a Stock Repurchase Program (Program) which was implemented in February 1998. Participation in the Program is voluntary. No shareholder is required to sell his or her shares of Common Stock under the Program nor is the Company required to purchase any Common Stock under the Program. The purchase and sale of Common Stock under the Program is subject to repurchase conditions as described in the Program. The Board of Directors of the Company may, at any time, modify or terminate the Program. The Company may also, at its discretion, offer to repurchase shares of Common Stock outside of the Program in compliance with applicable laws.

	EXHIBIT INDEX

Exhibit No.  Description

4.2	         Form of Stock Certificate for Class C Non-Voting Common Stock

10.1		       Amendment of Office Lease with the South Dakota State Medical Association

21        			Subsidiaries of the Registrant

27           Financial Data Schedule

         	EXHIBIT 4.2

         	EXHIBIT 10.1

              Re: Brzica Building
This letter will serve as an Addendum to the lease between South Dakota State Medical Association and DAKOTACARE for the period ending December 31, 1997.

Beginning July 1, 1997, monthly rent payments will increase from $14,010.00 to $17,072.50 due to DAKOTACARE's occupancy of the Brzica Building. Please be agreed also that DAKOTACARE will be responsible for payment of all utilities and improvements associated with the Brzica Building.

Thank you.

Sincerely,

_/s/Robert D. Johnson
Chief Executive Office

EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT

Name                       Incorporation         % Owned

DAKOTACARE Administrative  South Dakota          100%
  Services, Incorporated

Dakota Health
  Plans, Incorporated      South Dakota          50.11%

DAKOTACARE Insurance, Ltd. Cayman Islands        100%