Form 10-Q
period 1998-03-31
SOUTH DAKOTA STATE MEDICAL HOLDING CO INC
filed 1998-05-14
CIK 919176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1998

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

     Class                            Outstanding at April 20, 1998
Class C Common Stock                              1,505,760

   SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
                               FORM 10-Q

                                 INDEX

										    Page Number

Part 1.  Financial Information (unaudited)

   Item 1.  Financial Statements

     Consolidated Balance Sheets at
     March 31, 1998 and December 31, 1997                            2

     Consolidated Statements of Income for
     the Three Months Ended March 31, 1998 and 1997                  3

     Consolidated Statement of Stockholders'
     Equity for the Three Months Ended March 31, 1997	               4

     Consolidated Statements of Cash Flows
     for the Three Months Ended March 31,	1997 and 1996              5

     Notes to Consolidated Financial Statements                      6

   Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations                7-9

Part II.  Other Information                                         10

   Item 1.  Legal Proceedings                                       10

   Item 2.  Changes in Securities                                   10

   Item 3.  Default Upon Senior Securities                          10

   Item 4.  Submission of Matters to a Vote
            of Security Holders                                     10

   Item 5.  Other Information                                       10

   Item 6.  Exhibits and Reports on Form 8-K                        10

   Signatures                                                       10

                       PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                            CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                        March 31,   December 31,
             ASSETS                                       1998          1997
Cash and cash equivalents                           $  4,290,600   $  4,467,754
Investments in debt securities                           718,483        901,599
Certificates of deposit                                  744,632        843,599
Receivables                                            1,059,714        799,395
Prepaids and other assets                                108,833        124,729
Deferred income taxes                                    488,000        720,000
                                                    -------------  -------------
  Total current assets                              $  7,410,262   $  7,857,036
                                                    -------------  -------------
Investments in debt securities                      $  3,888,545   $  3,887,081
Investments in equity securities                         300,500        300,000
Pledged certificates of deposit                          500,000        500,000
Cash surrender value of life insurance                    87,000         81,000
                                                    -------------  -------------
  Total long-term investments                       $  4,776,045   $  4,768,081
                                                    -------------  -------------
Property and equipment, net                         $    953,931   $    963,684
                                                    -------------  -------------
Deferred income taxes                               $    605,000   $    422,000
                                                    -------------  -------------
                                                    $ 13,745,238   $ 14,010,801
                                                    =============  =============
             LIABILITIES
Reported and unreported medical claims liabilities  $  4,169,625   $  4,163,804
Unearned subscriber premiums and administration fees     195,668        629,783
Accounts payable and accrued expenses                    882,564        695,050
Contingency reserve payable                            1,150,000      1,627,000
                                                    -------------  -------------
  Total current liabilities                         $  6,598,427   $  7,115,637
Contingency reserve payable                            1,711,212      1,336,846
                                                    -------------  -------------
  Total liabilities                                 $  8,109,069   $  8,452,483
                                                    -------------  -------------
Minority interest in subsidiary                     $    352,361   $    354,160
                                                    -------------  -------------
			STOCKHOLDERS' EQUITY
Class A preferred stock, issued 1,115 shares        $     11,150   $     10,690
Class B preferred stock, issued 1,300 shares               1,300          1,300
Class C common stock, issued 1,505,760 shares             15,058         15,058
Additional paid-in capital                             3,749,342      3,749,342
Retained earnings                                      1,515,832      1,435,709
Unrealized loss on securities available for sale          (8,874)        (7,941)
                                                    -------------  -------------
                                                    $  5,283,808   $  5,204,158
                                                    -------------  -------------
                                                    $ 13,745,238   $ 14,010,801
                                                    =============  =============
See Notes to Consolidated Financial Statements.

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                         CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three Months Ended March 31,

                                                          1998          1997
Revenues:
  Premiums, net of reins. ceded                     $  9,220,983   $  8,473,058
  Third party administration fees                        827,294        961,217
  Net investment income                                  147,631        131,702
  Other income                                           154,643        143,453
                                                    -------------  -------------
     Total revenues                                 $ 10,350,551   $  9,709,430
                                                    -------------  -------------
Operating expenses:
  Claims incurred, net of reins. recoveries         $  8,003,850   $  7,045,461
  Personnel expense                                      942,705        958,781
  Commissions                                            395,930        435,319
  Professional fees expense                              257,551        254,509
  Office expense                                         137,168        155,600
  Advertising                                            138,413        110,247
  Occupancy expense                                      161,937        167,224
  State insurance taxes                                  113,774        115,580
  Other general and administrative expenses               80,900         67,633
                                                    -------------  -------------
     Total operating expenses                       $ 10,232,228   $  9,310,354
                                                    -------------  -------------

Income before income taxes and minority interest    $    118,323   $    399,076

Income taxes                                              40,000        132,000
                                                    -------------  -------------
Income before minority interest in
  earnings (loss) of subsidiary                     $     78,323   $    267,076
Minority interest in earnings (loss)
  of subsidiary                                           (1,800)        11,751
                                                    -------------  -------------
     Net income                                     $     80,123   $    255,325
                                                    =============  =============

Earnings per common share                           $       0.05   $       0.17
                                                    =============  =============

Weighted average number of
  common shares outstanding                            1,505,760      1,505,760
                                                    =============  =============


See Notes to Consolidated Financial Statements.

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                   CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                     FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)

                                                           Unrealized
                                                           Loss on
                                  Additional               Securities
                        Capital    Paid-In     Retained    Available
                         Stock     Capital     Earnings    for Sale    Total
Balance,
December 31, 1997       $27,048   $3,749,342   $1,435,709  $(7,941)  $5,204,158
  Issuance of Class A
    preferred stock         460           --           --       --          460
  Redemption of Class A
    preferred stock          --           --           --       --           --
  Decrease in unrealized
    loss on securities
    available for sale       --           --           --     (933)        (933)
  Dividends declared on
    Class C common
    stock                    --           --           --       --           --
  Net income for the
    three months             --           --       80,123       --       80,123
                        --------  -----------  ----------- --------  -----------
Balance,March 31, 1998  $27,508   $3,749,342   $1,515,832  $(8,874)  $5,283,808
                        ========  ===========  =========== ========  ===========


See Notes to Consolidated Financial Statements.

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,

                                                          1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                     $     80,123   $    255,325
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation                                       71,806         78,735
       Minority interest in income of subsidiary          (1,800)        11,751
       Amortization of discounts and premiums
         on investments, net                             (35,515)       (31,428)
       Change in deferred income taxes                    49,000        (30,000)
       Change in other assets and liabilities           (962,203)       598,642
       Increase in contingency reserve payable           374,366        286,309
                                                    -------------  -------------
Net cash (used for)provided by operating activities $   (424,223)   $ 1,169,334
                                                    -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of certificates
       of deposit                                   $    600,000   $    675,000
     Purchase of certificates of deposits               (500,000)      (675,000)
     Repayments on collateralized mortgage oblig.         31,095         36,616
     Purchase of debt securities                              --       (726,549)
     Proceeds from maturities of debt securities         185,000             --
     Purchase of equity securities                        (1,433)        (1,438)
     (Increase) in cash surrender value of life ins.      (6,000)        (3,000)
     Purchase of leasehold improvements and equip.       (62,053)       (25,166)
                                                    -------------  -------------
Net cash provided by(used for) investing activities $    246,609  $    (719,537)
                                                    -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of capital stock        $        460   $        170
     Redemption of capital stock                              --           (170)
     Payment of dividends                                     --       (120,461)
                                                    -------------  -------------
Net cash provided by(used for) financing activities $        460  $    (120,461)
                                                    -------------  -------------
(Decrease)increase in cash and cash equivalents     $   (177,154)   $   329,336

CASH AND CASH EQUIVALENTS
  Beginning                                            4,467,754      3,422,692
                                                    -------------  -------------
  Ending                                            $  4,290,600   $  3,752,028
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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The South Dakota State Medical Holding Company, Incorporated, markets its products under the tradename of DAKOTACARE. Its products include group managed health care products such as HMO products and cafeteria plan administration and workers compensation managed care services. Its subsidiaries' (DAS and DHP) products are managed care and claims administration services for self-insured employer groups. Its subsidiary, DIL, accepts reinsurance risk on some of DAS's and DHP's self-funded customers. The Company and subsidiaries DAS and DHP, market their products through a network of independent insurance agents throughout South Dakota.

The Company contracts with over 98% of the physicians in the state of South Dakota, 100% of the hospitals in the state of South Dakota, and many other health care providers to provide medical services to its enrollees. At March 31, 1998, the Company's
HMO enrollment is approximately 25,500 enrollees, while its subsidiaries DAS and DHP have enrollment of approximately 49,000 enrollees under their Administrative Services Only (ASO) business.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

General
The Company's net income decreased $175,202 to net income of $80,123 for the three months ended March 31, 1998, as compared to net income of $255,325 for the three months ended March 31, 1997. This decrease was primarily due to an increase in total revenues of $641,121, which was offset by a net increase of $829,874 in operating expenses and income taxes.

Revenues
Total revenues increased $641,121, or 6.60%, for the three months ended March 31, 1998, as compared to March 31, 1997. The revenues from the net premiums generated by the health maintenance organization increased $780,720, or 9.41%. This increase is attributable to a 9.43% increase in the premiums earned per enrollee, but was slightly offset by a 0.03% decrease in the number of enrollees for the three months ended March 31, 1998, as compared to March 31, 1997. Revenues from the third party administration (TPA) fees decreased by $133,923 due to the net decrease in enrollees in this TPA business through DAS and DHP.

Operating Expenses
Total operating expenses increased $912,874, or 9.90%, for the three months ended March 31, 1998, as compared to March 31, 1997. This was due to an increase in claims incurred and advertising, but was offset by a decrease in personnel, commissions, professional fees, and office expense.

Net claims expense increased by $958,389, or 13.60%. Average claims per enrollee increased by 13.65% for the three months ended March 31, 1998, as compared to March 31, 1997, while the number of enrollees decreased by 0.03%. Advertising increased $28,166, or 25.55%, for the three months ended March 31, 1998, as compared to March 31,1997. The increased was due to an effort to increase overall marketing. Personnel, commissions, professional fees and office expense decreased $70,855, or 3.93%, for the three months ended March 31, 1998, as compared to March 31, 1997, due to reductions in overall enrollment and the related costs.

Income Taxes
Income tax expense represents 33.81% and 33.08% of income before income taxes and minority interest for the three months ended March 31, 1998 and 1997, respectively. The Company does not anticipate income to surpass the top income tax bracket. As a result of the availability of recoverable income taxes paid in recent years, no valuation allowance is required for recorded deferred tax assets.


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

Net cash provided by operating activities decreased by $1,593,557 to a net cash used of $424,223 for the three months ended March 31, 1998, as compared to March 31, 1997. A payment of $477,206 was made on January 1, 1998, which was the final payment for 1995 reserves withheld. Unearned subscriber premiums also decreased by $810,326 for the three months ended March 31, 1998, as compared to March 31, 1997. These fluctuate each month depending on billing dates and customer timeliness. An internal computer conversion of the billing system caused minor billing delays, which effected the cash flow for the first quarter. This conversion is not expected to cause future delays. The cash flows used for operations have been provided by the proceeds from maturities of investments and certificates of deposits. The proceeds were offset by the purchase of leasehold improvements and equipment.

The Company is not contractually obligated to pay out the contingency reserve withheld but has historically elected to pay out a majority of the amounts withheld. There were no dividends paid or declared during the first quarter of 1998. Future dividend payment is dependent on the operations and liquidity of the Company. The
Company believes that cash flow generated by operations, withholding of contingency reserve payables, cash on hand, and short-term investment balances will be sufficient to fund operations, pay out the projected contingency reserve payable, and pay dividends on the Class C common stock.


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

South Dakota State Medical Holding Company, Incorporated
                     (Registrant)



Date:__05/14/98                     By:   _/s/Robert D. Johnson
                                          Robert D. Johnson
                                          Chief Executive Officer
                                          (Duly Authorized Officer)


Date:__05/14/98                     By:   _/s/Kirk J. Zimmer___
                                          Kirk J. Zimmer
                                          Senior Vice President
                                          (Principal Financial Officer)