Form 10-Q
period 1998-06-30
SOUTH DAKOTA STATE MEDICAL HOLDING CO INC
filed 1998-08-14
CIK 919176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1998

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

     Class                            Outstanding at August 10, 1998
Class C Common Stock                              1,505,760

   SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
                               FORM 10-Q

                                 INDEX

										    Page Number

Part 1.  Financial Information (unaudited)

   Item 1.  Financial Statements

     Consolidated Balance Sheets at
     June 30, 1998 and December 31, 1997                             2

     Consolidated Statements of Income for
     the Three and Six Months Ended June 30, 1998 and 1997           3

     Consolidated Statement of Stockholders' Equity
     for the Six Months Ended June 30, 1998                          4

     Consolidated Statements of Cash Flows
     for the Six Months Ended June 30, 1998 and 1997                 5

     Notes to Consolidated Financial Statements                      6

   Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations                7-9

Part II.  Other Information                                          9

   Item 1.  Legal Proceedings                                        9

   Item 2.  Changes in Securities                                    9

   Item 3.  Default Upon Senior Securities                           9

   Item 4.  Submission of Matters to a Vote
            of Security Holders                                      9

   Item 5.  Other Information                                        9

   Item 6.  Exhibits and Reports on Form 8-K                         9

   Signatures                                                       10


                       PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                            CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                        June 31,    December 31,
             ASSETS                                       1998          1997
Cash and cash equivalents                           $  6,534,320   $  4,467,754
Investments in debt securities                           319,519        901,599
Certificates of deposit                                  745,722        843,599
Receivables                                              593,553        799,395
Prepaids and other assets                                 81,226        124,729
Deferred income taxes                                    535,000        720,000
                                                    -------------  -------------
  Total current assets                              $  8,809,340   $  7,857,036
                                                    -------------  -------------
Investments in debt securities                      $  3,658,461   $  3,887,081
Investments in equity securities                         301,950        300,000
Pledged certificates of deposit                          500,000        500,000
Cash surrender value of life insurance                    90,000         81,000
                                                    -------------  -------------
  Total long-term investments                       $  4,550,411   $  4,768,081
                                                    -------------  -------------
Property and equipment, net                         $    921,818   $    963,684
                                                    -------------  -------------
Deferred income taxes                               $    581,000   $    422,000
                                                    -------------  -------------
                                                    $ 14,862,569   $ 14,010,801
                                                    =============  =============
             LIABILITIES
Reported and unreported medical claims liabilities  $  4,189,258   $  4,163,804
Unearned subscriber premiums and administration fees     889,953        629,783
Accounts payable and accrued expenses                    927,448        695,050
Contingency reserve payable                            1,150,000      1,627,000
                                                    -------------  -------------
  Total current liabilities                         $  7,156,659   $  7,115,637
Contingency reserve payable                            2,042,411      1,336,846
                                                    -------------  -------------
  Total liabilities                                 $  9,199,070   $  8,452,483
                                                    -------------  -------------
Minority interest in subsidiary                     $    348,945   $    354,160
                                                    -------------  -------------
			STOCKHOLDERS' EQUITY
Class A preferred stock, issued 1,077 shares        $     10,770   $     10,690
Class B preferred stock, issued 1,300 shares               1,300          1,300
Class C common stock, issued 1,505,760 shares             15,058         15,058
Additional paid-in capital                             3,749,342      3,749,342
Retained earnings                                      1,797,126      1,435,709
Unrealized loss on securities available for sale          (9,042)        (7,941)
Treasury Stock                                          (250,000)            --
                                                    -------------  -------------
                                                    $  5,314,554   $  5,204,158
                                                    -------------  -------------
                                                    $ 14,862,569   $ 14,010,801
                                                    =============  =============
See Notes to Consolidated Financial Statements.

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                         CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                 Three Months Ended June 30,  Six Months Ended June 30,
                                      1998          1997          1998          1997
Revenues:
  Premiums, net of reins. ceded  $  8,829,883  $  8,489,583  $ 18,050,866  $ 16,962,641
  Third party administration fees     722,542       958,865     1,549,836     1,920,082
  Net investment income               155,746       161,660       303,377       293,362
  Other income                        187,591       129,911       342,234       273,364
                                 ------------- ------------- ------------- -------------
     Total revenues              $  9,895,762  $  9,740,019  $ 20,246,313  $ 19,449,449
                                 ------------- ------------- ------------- -------------
Operating expenses:
  Claims incurred,
    net of reins. recoveries     $  7,152,935  $  8,260,166  $ 15,156,785  $ 15,305,627
  Personnel expense                   957,290       963,150     1,899,995     1,921,931
  Commissions                         367,384       372,683       763,314       808,002
  Professional fees expense           266,547       292,012       524,098       546,521
  Office expense                      160,990       169,590       298,158       325,190
  Advertising                          96,557       104,631       234,970       214,878
  Occupancy expense                   183,714       167,988       345,651       335,212
  State insurance taxes               120,364       112,504       234,138       228,084
  Other general and
    administrative expenses            63,616        92,877       144,516       160,510
                                 ------------- ------------- ------------- -------------
     Total operating expenses    $  9,369,397  $ 10,535,601  $ 19,601,625  $ 19,845,955
                                 ------------- ------------- ------------- -------------

Income (loss) before income taxes
  and minority interest          $    526,365  $   (795,582) $    644,688  $   (396,506)

Income taxes                          175,000      (266,000)      215,000      (134,000)
                                 ------------- ------------- ------------- -------------
Income (loss) before minority
  interest in earnings (loss)
  of subsidiary                  $    351,365  $   (529,582) $    429,688  $   (262,506)
Minority interest in earnings
  (loss) of subsidiary                 (3,416)       13,172        (5,216)       24,923
                                 ------------- ------------- ------------- -------------
     Net income (loss)           $    354,781  $   (542,754) $    434,904  $   (287,429)
                                 ============= ============= ============= =============

Earnings (loss) per common share $       0.24  $      (0.36) $       0.29  $      (0.19)
                                 ============= ============= ============= =============

Weighted average number of
  common shares outstanding         1,505,760     1,505,760     1,505,760     1,505,760
                                 ============= ============= ============= =============

See Notes to Consolidated Financial Statements.

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                   CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                      FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)


                                                            Unrealized
                                                            Loss on
                                  Additional                Securities
                        Capital    Paid-In      Retained    Available   Treasury
                         Stock     Capital      Earnings    for Sale      Stock     Total
Balance,
December 31, 1997       $27,048   $3,749,342   $1,435,709   $(7,941)  $      --   $5,204,158
  Issuance of Class A
    preferred stock          80           --           --       --           --           80
  Redemption of Class A
    preferred stock          --           --           --       --           --           --
  Treasury stock
    purchased at cost        --           --           --       --     (250,000)    (250,000)
  Increase in unrealized
    loss on securities
    available for sale       --           --           --   (1,101)          --       (1,101)
  Dividends declared on
    Class C common
    stock                    --           --      (73,487)      --           --      (73,487)
  Net income for the
    six months               --           --      434,904       --           --      434,904
                        --------  -----------  -----------  --------  ----------  -----------
Balance,March 31, 1998  $27,128   $3,749,342   $1,797,126   $(9,042)  $(250,000)  $5,314,554
                        ========  ===========  ===========  ========  ==========  ===========

See Notes to Consolidated Financial Statements.

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                          1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                              $    434,904   $   (287,429)
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation                                      146,110        157,165
       Minority interest in income (loss)
         of subsidiary                                    (5,216)        24,923
       Amortization of discounts and premiums
         on investments, net                             (70,389)       (66,212)
       Change in deferred income taxes                    26,000        (15,000)
       Loss on disposal of equipment                       3,381             --
       Change in other assets and liabilities            290,367        689,231
       Increase in contingency reserve payable           705,565        165,994
                                                    -------------  -------------
Net cash provided by operating activities           $  1,530,722   $    668,672
                                                    -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of certificates
       of deposit                                   $    875,000   $    875,000
     Purchase of certificates of deposits               (775,000)      (775,000)
     Repayments on collateralized mortgage oblig.        113,926         70,708
     Purchase of debt securities                              --       (726,549)
     Proceeds from maturities of debt securities         765,000        225,000
     Purchase of equity securities                        (3,051)        (3,015)
     (Increase) in cash surrender value of life ins.      (9,000)        (6,000)
     Proceeds from the sale of equipment                      --          6,799
     Purchase of leasehold improvements and equip.      (107,625)       (49,808)
                                                    -------------  -------------
Net cash provided by(used for) investing activities $    859,251   $   (382,865)
                                                    -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of capital stock        $         80   $        270
     Redemption of capital stock                              --           (210)
     Payment of dividends                                (73,487)      (255,979)
     Treasury stock purchased                           (250,000)            --
                                                    -------------  -------------
Net cash provided by(used for) financing activities $   (323,407)  $   (255,919)
                                                    -------------  -------------
(Decrease)increase in cash and cash equivalents     $  2,066,566   $     29,888

CASH AND CASH EQUIVALENTS
Beginning                                              4,467,754      3,422,692
                                                    -------------  -------------
Ending                                              $  6,534,320   $  3,452,580
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

The Company contracts with over 98% of the physicians in the state of South Dakota, 100% of the hospitals in the state of South Dakota, and many other health care providers to provide medical services to its enrollees. At June 30, 1998, the Company's
HMO enrollment is approximately 24,500 enrollees, while its subsidiaries DAS and DHP have enrollment of approximately 49,000 enrollees under their Administrative Services Only (ASO) business.

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



COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

General
The Company's net income increased $722,333 to net income of $434,904 for the six months ended June 30, 1998, as compared to a net loss of $287,429 for the six months ended June 30, 1997. This increase was primarily due to an increase in total revenues of $796,864, which was offset by a net increase of $104,670 in operating expenses and income taxes.

Revenues
Total revenues increased $796,864, or 4.10%, for the six months ended June 30, 1998, as compared to June 30, 1997. The revenues from the net premiums generated by the health maintenance organization increased $1,037,630, or 6.23%. This increase is attributable to an 8.56% increase in the premiums earned per enrollee, but was offset by a 2.16% decrease in the number of enrollees for the six months ended June 30, 1998, as compared to June 30, 1997. Revenues from the third party administration
(TPA) fees decreased by $370,246 due to the net decrease in enrollees in this TPA business through DAS and DHP.

Operating Expenses
Total operating expenses decreased $244,330, or 1.23%, for the six months ended June 30, 1998, as compared to June 30, 1997. This was due to an decrease in claims incurred, personnel, commissions, professional fees and office expense, but was offset by an increase in state insurance premiums, advertising and occupancy expense.

Net claims expense decreased by $148,842, or 0.97%. Average claims per enrollee increased by 1.83% for the six months ended June 30, 1998, as compared to June 30, 1997. The number of enrollees decreased by 2.16%, which meant an overall decrease in expense. Personnel, commissions, professional fees and office expense decreased $116,079, or 3.22%, for the six months ended June 30, 1998, as compared to June 30, 1997, due to reductions in overall enrollment and the related costs. No individual account decreased by more than 10%. State insurance premiums, advertising and occupancy expense increased by $36,585, or 4.70%, for the six months ended June 30, 1998, as compared to June 30, 1997, due to the increase in premiums and efforts to increase sales. No individual account increased by more than 10%.

Income Taxes
Income tax expense/benefit represents 33.35% and 33.80% of income before income taxes and minority interest for the six months ended June 30, 1998 and 1997, respectively. The Company does not anticipate income to surpass the top income tax bracket. As a result of the availability of recoverable income taxes paid in recent years, no valuation allowance is required for recorded deferred tax assets.


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

Net cash provided by operating activities increased by $862,050 to $1,530,722 for the six months ended June 30, 1998, as compared to June 31, 1997. Unearned subscriber premiums increased by $242,422 for the six months ended June 30, 1998, as compared to June 30, 1997. This amount fluctuates each month depending on billing dates and timeliness of premium payments. During the end of the first quarter, an internal computer conversion of the billing system was in process. It was completed during the second quarter, which increased positive cash flow over the first quarter. No future impact on cash flows from the conversion are foreseen. Cash flows have been provided from proceeds on the maturities of investments and certificates of deposits. The purchase of leasehold improvements and equipment offset the cash flows to a minor extent.

The Company is not contractually obligated to pay out the contingency reserve withheld but has historically elected to pay out a majority of the amounts withheld. Dividends paid on Class C stock was $73,487 for the six months ended June 30, 1998. Future dividend payment is dependent on operations and liquidity of the Company. The Company believes that cash flow generated by operations, withholding of contingency reserve payables, cash on hand, and short-term investment balances will be sufficient to fund operations, pay out the projected contingency reserve payable, and pay dividends on the Class C common stock. The Company redeemed
$250,000 of treasury stock under a new stock repurchase program implemented in 1998. The repurchase program allows the Company to redeem stock from deceased, disabled and retired stockholders upon the request from the stockholders or their heirs. The repurchase price of the stock is established by the board of directors.


OUTLOOK, TRENDS, EVENTS, OR UNCERTAINTIES

The Company identifies the following important factors which could cause the Company's actual financial and enrollment results to differ materially from any such results which might be projected, forcast, estimated, or budgeted by the Company in forward-looking statements or valuation analysis: the intensification of price competition; the entry of new competitors; the introduction of new products by new and existing competitors; adverse state and federal legislation and regulation; increases in medical costs, including increases in utilization and costs of medical services and the effects of actions by competitors or groups of providers; termination of provider contracts or renegotiation at less cost-effective rates or terms of payment;
price increases in pharmaceuticals; failure to obtain new customers, retain existing customers, or reductions in force by existing customers; adverse publicity and news coverage; the selection by employers and individuals of higher copayment/deductible/coinsurance plans with relatively lower premiums; the migration of employers from insured to self-funded coverage resulting in reduced margins to the Company; higher general and administrative expenses occasioned by the need for additional advertising, professional services, administrative, or management information systems expenditures; changes in interest rates causing a reduction of net investment income; and increases by regulatory authorities of minimum capital, reserve, and other financial viability requirements.




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

South Dakota State Medical Holding Company, Incorporated
                     (Registrant)



Date:______________                 By:   _______________________
                                          Robert D. Johnson
                                          Chief Executive Officer
                                          (Duly Authorized Officer)


Date:______________                 By:   _______________________
                                          Kirk J. Zimmer
                                          Senior Vice President
                                          (Principal Financial Officer)