Form 10-Q
period 1998-09-30
SOUTH DAKOTA STATE MEDICAL HOLDING CO INC
filed 1998-11-13
CIK 919176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1998

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

     Class                            Outstanding at November 10, 1998
Class C Common Stock                              1,505,760

   SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
                               FORM 10-Q

                                 INDEX

                                                                Page Number

Part 1.  Financial Information (unaudited)

   Item 1.  Financial Statements

     Consolidated Balance Sheets at
     September 30, 1998 and December 31, 1997                        2

     Consolidated Statements of Income for
     the Three and Nine Months Ended September 30, 1998 and 1997     3

     Consolidated Statement of Stockholders' Equity
     for the Nine Months Ended September 30, 1998                    4

     Consolidated Statements of Cash Flows
     for the Nine Months Ended September 30, 1998 and 1997           5

     Notes to Consolidated Financial Statements                    6-8

   Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations               8-10

Part II.  Other Information                                         11

   Item 1.  Legal Proceedings                                       11

   Item 2.  Changes in Securities                                   11

   Item 3.  Default Upon Senior Securities                          11

   Item 4.  Submission of Matters to a Vote
            of Security Holders                                     11

   Item 5.  Other Information                                       11

   Item 6.  Exhibits and Reports on Form 8-K                        11

   Signatures                                                       11


                       PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                            CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                    September 30,   December 31,
             ASSETS                                       1998          1997
Cash and cash equivalents                           $  6,105,323   $  4,467,754
Investments in debt securities                           462,758        901,599
Certificates of deposit                                  746,828        843,559
Receivables                                              793,326        799,395
Prepaids and other assets                                128,840        124,729
Deferred income taxes                                    540,000        720,000
                                                    -------------  -------------
  Total current assets                              $  8,777,075   $  7,857,036
                                                    -------------  -------------
Investments in debt securities                      $  3,428,435   $  3,887,081
Investments in equity securities                         309,700        300,000
Pledged certificates of deposit                          500,000        500,000
Cash surrender value of life insurance                    93,000         81,000
                                                    -------------  -------------
  Total long-term investments                       $  4,331,135   $  4,768,081
                                                    -------------  -------------
Property and equipment, net                         $    903,108   $    963,684
                                                    -------------  -------------
Deferred income taxes                               $    554,000   $    422,000
                                                    -------------  -------------
                                                    $ 14,565,318   $ 14,010,801
                                                    =============  =============
             LIABILITIES
Reported and unreported medical claims liabilities  $  4,190,803   $  4,163,804
Unearned subscriber premiums and administration fees     695,738        629,783
Accounts payable and accrued expenses                    849,344        695,050
Contingency reserve payable                            1,200,000      1,627,000
                                                    -------------  -------------
  Total current liabilities                         $  6,935,885   $  7,115,637
Contingency reserve payable                            1,731,140      1,336,846
                                                    -------------  -------------
  Total liabilities                                 $  8,667,025   $  8,452,483
                                                    -------------  -------------
Minority interest in subsidiary                     $    347,605   $    354,160
                                                    -------------  -------------
        STOCKHOLDERS' EQUITY
Class A preferred stock, issued 1,113 shares        $     11,130   $     10,690
Class B preferred stock, issued 1,300 shares               1,300          1,300
Class C common stock, issued 1,505,760 shares             15,058         15,058
Additional paid-in capital                             3,749,342      3,749,342
Retained earnings                                      2,057,295      1,435,709
Unrealized loss on securities available for sale          (2,957)        (7,941)
Treasury Stock                                          (280,480)            --
                                                    -------------  -------------
                                                    $  5,550,688   $  5,204,158
                                                    -------------  -------------
                                                    $ 14,565,318   $ 14,010,801
                                                    =============  =============
See Notes to Consolidated Financial Statements.

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                         CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                Three Months Ended Sept. 30, Nine Months Ended Sept. 30,
                                      1998          1997          1998          1997
Revenues:
  Premiums, net of reins. ceded  $  8,785,362  $  8,663,469  $ 26,836,228  $ 25,626,110
  Third party administration fees     738,790       884,290     2,288,626     2,804,372
  Net investment income               157,360       158,512       460,737       451,874
  Other income                        135,327       163,113       477,561       436,477
                                 ------------- ------------- ------------- -------------
     Total revenues              $  9,816,839  $  9,869,384  $ 30,063,152  $ 29,318,833
                                 ------------- ------------- ------------- -------------
Operating expenses:
  Claims incurred,
    net of reins. recoveries     $  7,259,757  $  7,317,669  $ 22,416,542  $ 22,623,296
  Personnel expense                   986,612       939,467     2,886,607     2,861,398
  Commissions                         356,708       376,903     1,120,022     1,184,905
  Professional fees expense           238,355       235,427       762,453       781,948
  Office expense                      162,205       158,191       460,363       483,381
  Advertising                          53,424        78,391       288,394       293,269
  Occupancy expense                   173,191       150,120       518,842       485,332
  State insurance taxes               110,302        99,309       344,440       327,393
  Other general and
    administrative expenses           166,680        39,271       311,196       199,781
                                 ------------- ------------- ------------- -------------
     Total operating expenses    $  9,507,234  $  9,394,748  $ 29,108,859  $ 29,240,703
                                 ------------- ------------- ------------- -------------

Income (loss) before income taxes
  and minority interest          $    309,605  $    474,636  $    954,293  $     78,130

Income taxes                           50,775       161,000       265,775        27,000
                                 ------------- ------------- ------------- -------------
Income (loss) before minority
  interest in earnings (loss)
  of subsidiary                  $    258,830  $    313,636  $    688,518  $     51,130
Minority interest in earnings
  (loss) of subsidiary                 (1,339)       11,363       (6,555)        36,286
                                 ------------- ------------- ------------- -------------
     Net income (loss)           $    260,169  $    302,273  $    695,073  $     14,844
                                 ============= ============= ============= =============

Earnings (loss) per common share $       0.17  $       0.20  $       0.29  $       0.01
                                 ============= ============= ============= =============

Weighted average number of
  common shares outstanding         1,505,760     1,505,760     1,505,760     1,505,760
                                 ============= ============= ============= =============


See Notes to Consolidated Financial Statements.

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                   CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)

                                                            Unrealized
                                                            Loss on
                                  Additional                Securities
                        Capital    Paid-In      Retained    Available   Treasury
                         Stock     Capital      Earnings    for Sale      Stock     Total
Balance,
December 31, 1997       $27,048   $3,749,342   $1,435,709   $(7,941)  $      --   $5,204,158
  Issuance of Class A
    preferred stock         440           --           --        --          --          440
  Redemption of Class A
    preferred stock          --           --           --        --          --           --
  Treasury stock
    purchased at cost        --           --           --        --    (280,480)    (280,480)
  Decrease in unrealized
    loss on securities
    available for sale       --           --           --     4,984          --        4,984
  Dividends declared on
    Class C common
    stock                    --           --      (73,487)       --          --      (73,487)
  Net income for the
    nine months              --           --      695,073        --          --      695,073
                        --------  -----------  -----------  --------  ----------  -----------
Balance,Sept. 30, 1998  $27,488   $3,749,342   $2,057,295   $(2,957)  $(280,480)  $5,550,688
                        ========  ===========  ===========  ========  ==========  ===========


See Notes to Consolidated Financial Statements.

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Nine Months Ended Sept. 30,
                                                          1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                              $    695,073   $     22,493
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation                                      220,053        235,941
       Minority interest in income (loss)
         of subsidiary                                    (6,555)        36,286
       Amortization of discounts and premiums
         on investments, net                            (104,748)       (88,516)
       Change in deferred income taxes                    48,000        (36,100)
       Loss on disposal of equipment                       3,381            903
       Change in other assets and liabilities           (177,794)       946,046
       Increase in contingency reserve payable           394,294        508,664
                                                    -------------  -------------
Net cash provided by operating activities           $  1,071,704   $  1,625,717
                                                    -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of certificates
       of deposit                                   $  1,075,000   $  1,075,000
     Purchase of certificates of deposits               (975,000)      (975,000)
     Repayments on collateralized mortgage oblig.        233,967        107,875
     Purchase of debt securities                              --       (726,549)
     Proceeds from maturities of debt securities         765,000        225,000
     Purchase of equity securities                        (4,716)        (4,595)
     (Increase) in cash surrender value of life ins.     (12,000)        (9,000)
     Proceeds from the sale of equipment                      --         18,709
     Purchase of leasehold improvements and equip.      (162,859)      (114,787)
                                                    -------------  -------------
Net cash provided by(used for) investing activities $    919,392   $   (403,347)
                                                    -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of capital stock        $        440   $        380
     Redemption of capital stock                              --           (210)
     Payment of dividends                                (73,487)      (255,979)
     Treasury stock purchased                           (280,480)            --
                                                    -------------  -------------
Net cash provided by(used for) financing activities $   (353,527)  $   (255,809)
                                                    -------------  -------------
(Decrease)increase in cash and cash equivalents     $  1,637,569   $    966,561

CASH AND CASH EQUIVALENTS
Beginning                                              4,467,754      3,422,692
                                                    -------------  -------------
Ending                                              $  6,105,323   $  4,389,253
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


3.  Year 2000 (Y2K)

The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a know risk.

Our four phased approach to handling potential Y2K hazards should ensure we do not experience crippling Y2K problems. The four phases include identification (inventory) of corporate assets, assessing the associated risks, testing required changes and implementation of those changes. Within each phase, we have identified the following areas of evaluation:
     -Core business applications
     -Claims, check runs, data exchanges with internal and external systems, large client lists, billing, DRG programs, daily reports and decision support systems
     -Desktop and midrange computer hardware and software -Telecommunications hardware and software
     -User created applications
     -Data files
     -System software
     -Other systems
     -Vendors, service providers and suppliers

We have completed 90% of our inventories with the remaining 10% scheduled for completion shortly. The results of our ongoing assessment of core business applications and data files have revealed our systems are largely compliant. However, we have identified several changes which do need to be made. Internal data exchanges between our core business applications and our DSS have been implemented and will go through a final audit and verification within two months. In addition, all hardware failing Y2K compliance will be scheduled for replacement no later than February 1999.

Potential failures in claims submissions are being addressed in cooperation with our EDI partners. Should providers experience problems with their ability to submit claims to clearinghouses, we expect an increase in paper claims. Further studies on the impact of potential power and telecommuni-cation failures are still needed, along with appropriate contingency plans.

Our target date for resolving and implementing all high risk areas, including core business applications, is April 1, 1999. The remaining low risk areas will be completed by August 1999. The project plan currently calls for 4,500 hours by Dakotacare staff, and all indications to date have shown this to be a reasonable, conservative estimate.

Since there is no uniform definition of Year 2000 "compliance" and the potential widespread effects, it is still unknown if there are additional costs which may have a material effect on the Company's financial position.


4.  Comprehensive Income

In 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale. The Company's comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale, net of tax, for the period.

Comprehensive income for the three months ended September 30, 1998 and 1997, are $264,185 and 305,058, respectively.

Comprehensive income for the nine months ended September 30, 1998 and 1997, are $698,362 and 17,917, respectively.


5.  SFAS 131

In June 1997, the FASB issued SFAS No. 131, "Disclosure about segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting by public companies of operation segments within the Company, disclosures about products and services, geographic areas and major customers. This statement is effective for the Company's 1998 annual financial reporting. Management believes that the adoption of SFAS No. 131 will not have an impact on the Company's consolidated financial statements.

6.  Treasury Stock
As a service to the Company's shareholders to facilitate liquidity for Class
C common Stock (Common Stock) in the event of death, disability, or retirement of a shareholder, the Company's Board of Directors adopted a Stock Repurchase Program (Program) in February 1998. Participation in the Program is voluntary. No shareholder is required to sell his or her shares of Common Stock under the Program nor is the Company required to purchase any Common Stock under the Program. The purchase and sale of Common Stock under the Program is subject to repurchase conditions as described in the Program. The Board of Directors of the Company may, at any time, modify or terminate the Program. The Company may also, at its discretion, offer to repurchase shares of Common Stock outside the Program in compliance with applicable laws.

During the year, the Company purchased 40,414 shares of stock at $6.94 per share. The total of $280,480 is the total treasury stock indicated in the stockholders' equity of the Company's balance sheet.


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

The Company contracts with over 98% of the physicians in the state of South Dakota, 100% of the hospitals in the state of South Dakota, and many other health care providers to provide medical services to its enrollees. At September 30, 1998, the Company's HMO enrollment is approximately 23,800 enrollees, while its subsidiaries DAS and DHP have enrollment of approximately 54,600 enrollees under their Administrative Services Only (ASO) business.

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



COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND
SEPTEMBER 30, 1997

General
The Company's net income increased $680,229 to net income of $695,073 for the nine months ended September 30, 1998, as compared to net income of $14,844 for the nine months ended
September 30, 1997. This increase was primarily due to an increase in total revenues of $744,319, which was offset by a net increase of $106,931 in operating expenses and income taxes.

Revenues
Total revenues increased $744,319, or 2.54%, for the nine months ended September 30, 1998, as compared to September 30, 1997. The revenues from the net premiums generated by the health maintenance organization increased $1,168,103, or 4.65%. This increase is attributable to an 6.28% increase in the premiums earned per enrollee, but was offset by a 4.02% decrease in the number of enrollees for the nine months ended September 30, 1998, as compared to September 30, 1997. Revenues from the third party administration(TPA) fees decreased by $515,746 due to the net decrease in enrollees in this TPA business through DAS and DHP.

Operating Expenses
Total operating expenses decreased $131,844, or 0.45%, for the nine months ended September 30, 1998, as compared to September 30, 1997. This was due to an decrease in claims incurred, commissions, professional fees, advertising and office expense, but was offset by an increase in personnel, state insurance premiums and occupancy expense.

Net claims expense decreased by $206,754, or 0.91%. Average claims per enrollee increased by 4.54% for the nine months ended September 30, 1998, as compared to September 30, 1997. The number of enrollees decreased by 4.02%, which meant an overall decrease in expense. Commissions, professional fees, advertising and office expense decreased $112,271, or 4.09%, for the nine months ended September 30, 1998, as compared to September 30, 1997, due to reductions in overall enrollment and the related costs. No individual account decreased by more than 10%. Personnel, state insurance premiums and occupancy expense increased by $75,766, or 2.06%, for the nine months ended September 30, 1998, as com-pared to September 30, 1997, due to the increase in premiums and efforts to increase sales. No individual account increased by more than 10%. Other general and administrative expenses increased $111,415, or 55.77% for the nine months ended September 30, 1998, as compared to September 30, 1997. Two components within the account which were new expenses were software service fees and computer recruitment expenses. Due to the continued effort in keeping up with computer technology changes, new computer services were contracted. Some of the new services replace items that previously were capitalized. The new agreements don't meet the capitalization requirements and were expensed. With the changes, additional personnel was hired and the recruiting expenses were incurred. The total increase from this was $51,283 for the nine months ended September 30, 1998. Another $40,927 increase was from insurance cost increases and coverage expansion. The remaining $19,205 in increases were due to various items which weren't due to any specific events.

Income Taxes
Income tax expense represents 27.85% and 34.56% of income before income taxes and minority interest for the nine months ended September 30, 1998 and 1997, respectively. The Company does not anticipate income to surpass the top income tax bracket. As a result of the availability of recoverable income taxes paid in recent years, no valuation allowance is required for recorded deferred tax assets.


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

Net cash provided by operating activities decreased by $554,013 to $1,071,704 for the nine months ended September 30, 1998, as compared to September 30, 1997. Unearned subscriber premiums decreased by $161,879 for the nine months ended September 30, 1998, as compared to September 30, 1997. This amount fluctuates each month depending on billing dates and timeliness of premium payments. Cash flows have been provided from proceeds on the maturities of investments and certificates of deposits. The purchase of leasehold improvements and equipment offset the cash flows to a minor extent.

The Company is not contractually obligated to pay out the contingency reserve withheld but has historically elected to pay out a majority of the amounts withheld. Dividends paid on Class C stock was $73,487 for the nine months ended September 30, 1998. Future dividend payment is depen-dent on operations and liquidity of the Company. The Company believes that cash flow generated by operations, withholding of contingency reserve payables, cash on hand, and short-term investment balances will be suf-ficient to fund operations, pay out the projected contingency reserve payable, and pay dividends on the Class C common stock. The Company redeemed $280,480 of treasury stock under a new stock repurchase program implemented in 1998. The repurchase program allows the Company to redeem stock from deceased, disabled and retired stockholders upon the request from the stockholders or their heirs. The repurchase price of the stock is established by the board of directors.


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

South Dakota State Medical Holding Company, Incorporated
                     (Registrant)



Date:11/12/98______                 By:   _/s/Robert D. Johnson__
                                          Robert D. Johnson
                                          Chief Executive Officer
                                          (Duly Authorized Officer)


Date:11/12/98______                 By:   _/s/Kirk J. Zimmer_____
                                          Kirk J. Zimmer
                                          Senior Vice President
                                          (Principal Financial Officer)