Form 10-K405
period 1998-12-31
SOUTH DAKOTA STATE MEDICAL HOLDING CO INC
filed 1999-03-31
CIK 919176

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                       Outstanding at March 22, 1999
         -----                                       -----------------------------
Class C Common Stock                                          1,465,345


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

The Company's agreements with participating physicians provide that up to 20% of fees for services provided, as submitted to and allowed by the Company, may be withheld to provide a contingency reserve that may be used to fund operations or meet other financial requirements of the Company. The percentage withheld for years 1996 through 1998 was 15%. The contingency reserve withholding is also designed to encourage efficient medical practice by the physicians. Less expensive medical outcomes enhance net income and consequently, an increased likelihood of contingency reserve payouts to the physicians. The amounts withheld may be paid to the participating physicians at the discretion of the Board of Directors of the

Company, although the Company is not contractually obligated to pay out amounts withheld. Management estimates the expected amount of contingency reserves and records a liability based upon factors such as cash flow needs, net income, and accumulations of amounts withheld. The Company withheld from payment to the participating physicians $1,321,668 and $1,336,156 for the years ended December 31, 1998 and 1997, respectively. Payments to physicians are made at such times as the Board of Directors approves payouts. The recorded liability for contingency reserves at December 31, 1998 and 1997, was $2,690,568 and $2,963,846, respectively. The recorded liability is equal to actual amounts withheld for the years ended December 31, 1998, 1997 and 1996.

In 1992, the Company incorporated DAKOTACARE Administrative Services, Incorporated (DAS), a wholly owned subsidiary of the Company. In 1994, the Company organized and then purchased a 50.11% interest in Dakota Health Plans, Incorporated (DHP). The Articles of Incorporation of DAS and DHP permit them to engage in the development of third party administration (TPA) services for health and welfare plans. DHP has subcontracted with DAS to perform substantially all TPA activities. In January 1996, the Company incorporated DAKOTACARE Insurance, Ltd. (DIL), a wholly owned subsidiary of the Company. DIL was formed to accept reinsurance risk on stop-loss policies of DAS and DHP customers, reinsurance risk on group term life insurance coverage of DAKOTACARE and DAS customers and other insurance risks.

PRODUCTS AND MARKETING
The Company markets its products under the trade name of DAKOTACARE. The Company has three reportable segments as defined by FASB Statement No. 131. The segments' products include group managed health care products (HMO), managed care and claims administration services for self-insured employer groups (TPA) and the reinsurance segment, which provides excess medical stop loss coverage to the self insured employer groups. A detailed analysis of the various segments is contained in the Notes to the Consolidated Financial Statements-Note 12. The Company markets its products through an exclusive network of independent insurance agents throughout South Dakota.

The Company markets its products to employer groups with a minimum of two covered employees and its' customers range in size from employers of this size to its largest customer with over 550 employees. As of January 1, 1999, DAKOTACARE and its subsidiaries provided health care services to approximately 78,000 individuals.

Approximately 11.0% of the state's population and approximately 17% of DAKOTACARE's target market of approximately 450,000 is served by DAKOTACARE and its subsidiaries, which does not include Medicare and Medicaid populations, federal employee groups, the individual policy market, and other potential populations. The Company's HMO enrollment, which had remained relatively stable from 1990 to 1995 at approximately 20,000 enrollees, grew to nearly 25,000 in 1996 and 26,000 in 1997, but has since declined to approximately 24,000 by the end of 1998. Commencing in 1993, the Company began its TPA business and by January 1, 1999, had enrolled approximately 56,000 ASO enrollees, bringing the total individuals served by the Company and its' subsidiaries to approximately 78,000. The Company's HMO client disenrollment rate is lower than the industry rate as a whole. All underwriting and pricing decisions are made by the DAKOTACARE underwriting department based on underwriting policy and guidelines established by senior management. DAKOTACARE's underwriters evaluate the prior loss history, the inherent risk characteristics, and the demographic makeup of the applicants where appropriate.

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

COMPETITION
The managed health care industry evolved primarily as a result of health care buyers' concerns over rising health care costs. The industry's goal is to infuse greater cost effectiveness and accountability into the health care system through the development of different managed care products, while increasing the accessibility and quality of health care services. The managed health care industry has become increasingly competitive in many markets. As managed care (HMO, Preferred Provider Organization, etc.) penetration of the health care market increases, the Company expects that marketing to large employer groups will become more difficult and competition for smaller employer groups will intensify. In addition, more employers may choose to self-insure their health care risk and seek benefit administration and managed care services from third parties to assist them in controlling and reporting health care costs. In such an environment, the Company believes that having a broad line of health care programs and products available will be important in being selected by employers to manage their health care programs. The Company's health care products compete for group membership with traditional health insurance plans, Blue Cross/Blue Shield plans, other HMO's, and third party administrators who provide services to self-insured employers. The ability to increase the number of individuals covered by the Company's services or to increase premiums can be affected by the level of competition in any particular area. The Company believes that the principal competitive factors affecting the Company include price, the level and quality of service provided, provider network capabilities, and marketplace reputation.

REGULATIONS
The Company is regulated by the South Dakota Department of Commerce and Regulation, Division of Insurance (Division). South Dakota statutes require the filing of periodic financial reports and maintenance of restricted deposits in an amount of not less than the greater of fifty percent of unearned premiums of the Company on its outstanding policies or $200,000. The Company requires approval from the Division for the Company's benefits contracts and premium rates, licensing of its agents, and other items. The Company is also subject to periodic examination of its financial affairs and market conduct. The Division completed an examination of DAKOTACARE for years through December 31, 1991, which was released in March 1993. The Division is in process of the required 5 year exam for DAKOTACARE for the years ended December 31, 1996.

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

The following table sets forth, by type of investment, the percentage of the total investment portfolio, excluding cash and cash equivalents and cash surrender value of life insurance, represented by each type of investment as of December 31:


                                                               1998             1997
                                                               ----             ----
         Certificates of deposit                               20.8%             21.7%
         Obligations of state and political
           subdivisions                                        54.7              42.9
         Obligations of U.S. Treasury, government
           agencies and corporations                           17.6              25.3
         U.S. government agency collateralized
           mortgage obligations                                 1.2               5.4
         Bond mutual funds                                      5.7               4.7
                                                              -----             -----

                                                               100.0%           100.0%
                                                               =====            =====


The Company's investment portfolio, excluding cash and cash equivalents and cash surrender value of life insurance, totaled $5,403,216 and $6,432,239 as of December 31, 1998 and 1997, respectively. Cash and cash equivalents totaling $5,372,457 and $4,467,754 at December 31, 1998 and 1997, respectively, are invested substantially in interest bearing accounts.

The anti-kickback provisions of the Medicare law prohibit the payment or receipt of any remuneration in return for the referral of a patient, the charges to whom are subject to reimbursement by Medicare. The Company provides HMO coverage on a group basis and does not provide coverage for the cost of medical and hospital expenses to Medicare beneficiaries. If otherwise eligible for coverage through the Company, the Medicare eligible beneficiary may choose to have the Company provide their health care benefits in lieu of coverage by Medicare. The Company does not believe that it offers incentives to Medicare beneficiaries or that any discounts the HMO receives from health care providers would violate the anti-kickback provisions of the Medicare law.

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

EMPLOYEES
As of December 31, 1998, the Company employed 103 persons on a full-time basis. None of these employees are covered by a collective bargaining agreement, and the Company believes its employee relations are good.

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

On September 9, 1998, a claim against the Company was filed in the 2nd Judicial Circuit Court of South Dakota by Sioux Agency, Inc., D. Greg Heineman and Roger D. Larsen, who are all stockholders of the Company, and by Williams Insurance Agency, Inc., a non-stockholder of the Company. The claim alleges wrongful non-renewal of a sales agency contract. The suit is seeking compensatory damages of $3.3 million and punitive damages of $10.0 million. Currently, the lawsuit is in the discovery stages. Management believes the lawsuit is without merit and the Company will vigorously defend itself in this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(A) There were no matters submitted to shareholder vote in the fourth quarter of 1998.

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

SHARES ELIGIBLE FOR FUTURE SALE
The Company's Class A voting preferred stock is nontransferable and ownership of the Company's Class B voting preferred stock is restricted to the South Dakota State Medical Association. Approximately 63,900 shares of the Company's Class C non-voting stock are currently owned by the officers and directors of the Company. All of the remaining Class C shares are eligible for resale under Rule 144(k) of the Securities Act of 1933, as amended, subject to the ownership restrictions contained in the Company's Amended and Restated Articles of Incorporation. The Company intends to register under the Act the officers' and directors' outstanding Class C non-voting common stock to enable the public resale of such shares by the holders thereof, subject to the ownership restrictions contained in the Company's Amended and Restated Articles of Incorporation.

HOLDERS
As of March 22, 1999, there were 1,090 holders of record of Class A preferred stock, 1 holder of Class B preferred stock, and 684 holders of record of Class C common stock. There are no options or warrants outstanding.

DIVIDENDS
The Class A and B preferred stock are not entitled to dividends. The Company is not required to pay annual cumulative dividends to its Class C common stock. The Board of Directors, at its discretion, can elect to pay dividends in any amount subject to availability of funds and regulatory requirements. As long as the Company exceeds required regulatory capital as required by the Division, there are no dividend restrictions. Regulatory capital as required by the Division at December 31, 1998 and 1997 was $200,000 on a statutory basis of accounting, which the Company significantly exceeded. During 1998 and 1997, the Company paid dividends of $146,754 and $331,267, respectively, on Class C stock.

STOCK REPURCHASE PLAN
As a service to the Company's shareholders to facilitate liquidity for Class C common stock (Common Stock) in the event of death, disability, or retirement of a shareholder, the Company's Board of Directors adopted a Stock Repurchase Program (Program) which was implemented in February 1998. Participation in the Program is voluntary. No shareholder is required to sell his or her shares of Common Stock under the Program nor is the Company required to purchase any Common Stock under the Program. In 1998, The Board of Directors approved the purchase of 40,415 shares, or $280,480. The value per share was computed using guidelines established in 1995 by an investment organization, and updated using the December 31, 1998 audited financial statements. These calculations are tested for accuracy and consistency by an independent accounting firm. The purchase and sale of Common Stock under the Program is subject to repurchase conditions as described in the Program.

UNREGISTERED SALES OF SECURITIES
Ownership of the Company's Class A Voting Preferred Stock is restricted to medical or osteopathic physicians who have executed participating physician agreements with the Company. Class A Preferred Stock is nontransferable and holders of these shares do not receive dividends. Each such physician is issued one share of Class A Voting Preferred Stock upon execution of his or her participation agreement and the payment of $10 per share. Upon the termination of a physician's participation agreement, his or her share of Class A Preferred Stock is canceled without compensation. During 1998, the Company issued a total of 90 shares of Class A Preferred Stock to physicians who entered into participation agreements with the Company. To the extent that the registration provisions of the Securities Act of 1933, as amended, were applicable to these transactions, the Company relied on the exemption from registration contained in
Section 4(2) of that act.

ITEM 6. SELECTED FINANCIAL DATA

The following information for the Company is as of and for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 (dollars in thousands, except per share data):


                                                         Years Ended December 31,
                                            -------------------------------------------
                                              1998     1997     1996     1995     1994
                                            -------  -------  -------  ------   -------
Income Statement Data:
  Net premiums                              $35,718  $34,754  $28,688  $26,643  $26,790
  Third party administration fees             3,081    3,628    3,786    3,023    1,143
  Investment income                             607      615      552      489      321
  Total revenues                             40,053   39,581   33,425   30,513   28,497
  Net claims incurred                        30,615   30,976   23,425   20,305   19,937
  Other operating expenses                    8,835    8,727    8,393    7,587    5,609
  Income (loss) before income taxes
         and minority interest                  603     (122)   1,607    2,621    2,951

  Net income (loss)                             483     (110)   1,041    1,790    1,906
                                            =======  =======  =======  =======  =======

Earnings (loss) per common share(1)         $  0.33  $ (0.07) $  0.69  $  1.19  $  1.27
                                            =======  =======  =======  =======  =======

Balance Sheet Data:
  Invested assets and cash                  $10,876  $10,981  $ 9,874  $ 8,843  $ 7,804
  Total assets                               14,277   14,011   12,777   11,425    9,803
  Reported and unreported
         claims payable                       4,410    4,164    3,188    2,710    2,864
  Contingency reserves payable                2,691    2,964    2,105    1,955    1,697
  Total liabilities                           9,017    8,807    7,137    6,545    6,432
  Stockholders' equity                        5,260    5,204    5,640    4,880    3,372


(1) Earnings per common share for 1995 and prior years have been restated from amounts previously reported to give retroactive effect to the recapitalization. Earnings (loss) per common share is calculated in accordance with the provisions of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", which was adopted in 1997. This Statement establishes standards for computing and presenting earnings (loss) per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of an income statement for all entities with complex capital structures. This Statement requires restatement of all prior-period EPS data presented. All references to earnings (loss) per share are to basic earnings (loss) per share. No restatement of EPS was necessary as a result of the application of Statement No. 128. Earnings (loss) per common share was calculated by dividing net income by the weighted average number of Class C common shares outstanding during each period as follows: 1998 1,482,635 shares; 1997 1,505,760 shares; 1996 1,505,760 shares; 1995 1,505,760 shares; and 1994
1,505,760 shares.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The following operating statistics are presented for DAKOTACARE's operation as a health maintenance organization only and do not include the operations of its subsidiaries for the years ended December 31, 1998, 1997, 1996, and 1995. The results indicated in the following tables are not indicative of future operating results.

The combined ratio, which reflects underwriting results but not investment and ancillary income, is a traditional measure of the underwriting performance of a health maintenance organization. A combined ratio of less than 100% indicates underwriting profitability while a combined ratio in excess of 100% indicates an underwriting loss.

                                                        Years Ended December 31,
                                                     -----------------------------
                                                      1998    1997    1996    1995
                                                      ----    ----    ----    ----
         Loss ratio                                   85.9%   88.7%   81.7%   76.2%
         Expense ratio                                15.0    14.5    16.3    18.4
                                                     -----   -----    ----    ----
           Combined ratio                            100.9%  103.2%   98.0%   94.6%
                                                     -----   -----    ----    ----
                                                     -----   -----    ----    ----

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

The net decrease in the loss ratio was due to decreased utilization and higher premium increases, but was offset by increased costs for physicians and hospitals in 1998. The increase in the expense ratio is due to additional costs incurred to upgrade existing systems and obtain data sources to help maximize efficiencies. See Comparison of Years December 31, 1998 and December 31, 1997 and Comparison of Years December 31, 1997 and December 31, 1996.

Activity in the liability for reported and unreported claims payable is summarized as follows:

                                                                  Years Ended
                                                     -----------------------------------
                                                       1998     1997     1996     1995
                                                     ------    ------    ------    ------
                                                            (dollars in thousands)
Balance at January 1                                 $4,164    $3,188    $2,710    $2,864
                                                     ------    ------    ------    ------

Incurred related to:
 Current year                                        30,198    30,237    23,350    20,310
 Prior years                                            417       739        75        (5)
                                                     ------    ------    ------    ------
Total incurred                                       30,615    30,976    23,425    20,305
                                                     ------    ------    ------    ------

Paid related to:
 Current year                                        25,705    26,217    20,248    17,425
 Prior years                                          4,710     3,921     2,777     2,981
                                                     ------     -----    ------    ------

Total paid                                           30,415    30,138    23,025    20,406
                                                     ------    ------    ------    ------

Less reinsurance recoverables at January 1             (230)      (92)      (14)      (67)
Plus reinsurance recoverables at December 31            276       230        92        14
                                                     ------    ------    ------    ------

Balance at December 31                               $4,410    $4,164    $3,188    $2,710
                                                     ------    ------    ------    ------
                                                     ------    ------    ------    ------

The difference between the reserves reported in the accompanying tables, which are presented in accordance with generally accepted accounting principles
(GAAP), and the statutory reserves reported to state regulatory authorities was insignificant for all periods presented.


The following table presents the development of DAKOTACARE's consolidated balance sheet reserves for reported and unreported claims payable from 1989 through 1998. The top line of the table shows the reserves at the balance sheet date for each of the indicated periods. This represents the original estimate of reported and unreported claims payable established in the respective year. The Company is not required to pay claims if they are submitted over one year past the date of service. The Company also has paid over 99% of the covered claims received within one year after service. Since there would be minimal impact on discounting claims reserves, the Company does not follow the practice of discounting claims reserves.

                                                           As of December 31,
                                   -------------------------------------------------------------------
                                   1998   1997   1996   1995   1994   1993   1992   1991   1990   1989
                                   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----
                                                         (dollars in thousands)
Reported and unreported
  claims payable                    4,410 4,164  3,188  2,710  2,864  2,558  2,449  2,456  2,532  3,382
         Paid (cumulative) as of:
         End of Year                         --     --     --     --     --     --     --     --     --
         One Year Later                   4,581  3,927  2,793  2,985  2,524  2,375  2,482  2,561  3,553
         Two Years Later                     --  3,927  2,793  2,977  2,519  2,392  2,553  2,511  3,561
         Three Years Later                   --     --  2,793  2,977  2,519  2,392  2,553  2,583  3,561
         Four Years Later                    --     --     --  2,977  2,519  2,392  2,553  2,583  3,561
         Five Years Later                    --     --     --     --  2,519  2,392  2,553  2,583  3,561
         Six Years Later                     --     --     --     --     --  2,392  2,553  2,583  3,561
         Seven Years Later                   --     --     --     --     --     --  2,553  2,583  3,561
         Eight Years Later                   --     --     --     --     --     --     --  2,583  3,561
         Nine Years Later                    --     --     --     --     --     --     --     --  3,561
Liability reestimated as of:
         End of Year               4,410  4,164  3,188  2,710  2,864  2,558  2,449  2,456  2,532  3,382
         One Year Later                   4,581  3,927  2,793  2,985  2,524  2,375  2,482  2,561  3,553
         Two Years Later                     --  3,927  2,793  2,977  2,519  2,392  2,553  2,511  3,561
         Three Years Later                   --     --  2,793  2,977  2,519  2,392  2,553  2,583  3,561
         Four Years Later                    --     --     --  2,977  2,519  2,392  2,553  2,583  3,561
         Five Years Later                    --     --     --     --  2,519  2,392  2,553  2,583  3,561
         Six Years Later                     --     --     --     --     --  2,392  2,553  2,583  3,561
         Seven Years Later                   --     --     --     --     --     --  2,553  2,583  3,561
         Eight Years Later                   --     --     --     --     --     --     --  2,583  3,561
         Nine Years Later                    --     --     --     --     --     --     --     --  3,561
                                   -----  -----  -----  -----  -----  -----  -----  -----  -----  ------

Redundancy (Deficiency)               --   (417)  (739)   (83)  (113)    39     57    (97)   (51)  (179)
                                   -----  -----  -----  -----  -----  -----  -----  -----  -----  ------
                                   -----  -----  -----  -----  -----  -----  -----  -----  -----  ------

The Company is continually taking steps to improve its estimation of reserves for reported and unreported claims payable. This includes, among other things, improved underwriting standards, which stabilize the Company's assumptions of risks, leading to a more predictable estimate of reported and unreported claims payable. Additional approaches have also been developed to estimate claims payable. The Company believes its reserves at December 31, 1998, are adequate.

RESULTS OF OPERATIONS

GENERAL
The following results of operations include the operations of DAKOTACARE and its subsidiaries for the years ended December 31, 1998, 1997, and 1996.


COMPARISON OF YEARS DECEMBER 31, 1998 AND DECEMBER 31, 1997

GENERAL
The Company's net income increased $593,146 to income of $483,038 for the year ended December 31, 1998, as compared to a loss of $110,108 for the year ended December 31, 1997, representing a 538.7% increase. This increase was primarily due to an increase in net premium income of $963,404 which was offset by a decrease of $547,184 in third party administration fee revenues and a $180,625 increase in income taxes.

REVENUES
Total revenues increased $471,903, or 1.2%, for the year ended December 31, 1998, as compared to December 31, 1997. Revenues from net premiums generated by the health maintenance organization increased $987,293. This increase is attributable to an 8.6% increase in the premiums earned per enrollee for the year ended December 31, 1998, as compared to December 31, 1997, but a 5.1% decrease in the number of enrollees limited the net premium growth. The increase in revenue per enrollee was needed to keep pace with rising claim costs. The decrease in enrollees was due to the competitive business climate in the local marketplace. Revenues from the third party administration fees decreased by $547,184 as enrollees participating in the Company's subsidiaries' TPA plans decreased. Investment income decreased $8,519 due primarily to a decrease in the average yield earned on invested assets, but was offset by an increase in average invested assets.

OPERATING EXPENSES
Total operating expenses decreased $253,297, or 0.6%, for the year ended December 31, 1998, as compared to December 31, 1997. The change was due primarily to a decrease in claims incurred and commission expenses, but was offset by an increase in personnel, professional fees and other general and administrative expenses.

Net claims expense decreased by $361,780, or 1.2%. Average claims per enrollee increased by 5.3% in 1998 as compared to 1997 while the number of enrollees decreased by 5.1%. An unusually high dollar claim that was incurred and paid in late 1998, caused the average claims per enrollee and claims expense to remain higher than expected, but claims expense as a whole declined due primarily to the decreased enrollment. Commissions expense decreased by $87,246, or 5.8%, in 1998 as compared to 1997 due to the decreased enrollees of the HMO. The Company's subsidiaries increased the number of enrollees covered under various contracts from approximately 50,000 at January 1, 1998, to approximately 56,000 at January 1, 1999. Membership decreased initially on the January 1, 1998 renewals, but membership increased on July 1, 1998 due to one large group. As a result, overall HMO membership decreased in 1998 as compared to 1997, even though the membership numbers were higher in 1998 compared to 1997.

Personnel expenses increased $87,058, or 2.3% in 1998 as compared to 1997. This was due primarily to the employment of additional technical staff. Professional fees expense increased $49,976, or 5.2%, in 1998 as compared to 1997. This was primarily due to increased legal costs incurred during the year. Other general and administrative expenses increased $68,714, or 22.2% in 1998 as compared to 1997. This was primarily due to the addition of licenses and service fees in using computer databanks for information.

INCOME TAXES
Income tax expense (credits) represent 20.5% and 46.7% of income (loss) before income taxes and minority interest for the years ended December 31, 1998 and 1997, respectively. In 1998, permanent tax differences and the effect on the tax rate brackets decreased the estimated provision, thus decreasing the related percentage. As a result of previous levels of pretax earnings and the availability of recoverable income taxes paid in recent years, no valuation allowance is required for recorded deferred tax assets. See Note 8 of the Notes to Consolidated Financial Statements.


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

Net cash provided by operating activities decreased by $1,065,539 to $440,323 for the year ended December 31, 1998, as compared to 1997. Net cash provided by operating activities increased primarily due to net income, an increase in reported and unreported claims payable, a decrease in deferred taxes and an increase in unearned premiums and administration fees. The cash provided from these items were offset by an increase in receivables and a decrease in contingency reserves payable since December 31, 1997.

Other uses of cash and cash equivalents were for the payment of dividends and purchases of property and equipment. The Company has invested cash not currently needed in operations into intermediate-term bonds, consisting primarily of municipal bonds and U.S. government securities.

At December 31, 1998, the Company has certificates of deposit of $500,000 on deposit with the Division to meet the deposit requirements of state insurance laws.

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

In accordance with its remediation plan to resolve the Year 2000 issue, the Company completed a review of its computer systems to identify the systems that could be affected by the Year 2000 issue. In 1999, the Company installed new operations systems software which the vendor has represented to be Year 2000 compliant. Final Year 2000 compliance testing is expected to be completed April 1999 for mission critical systems and by September 1999 for non-mission critical systems.

Based on the Company's review of its computer systems, management believes the cost of the remediation effort to make the systems Year 2000 compliant is approximately $225,000, which includes approximately 2,400 to 2,700 hours expected to be incurred by Company personnel related to Year 2000 issues with a projected cost of approximately $136,000. Such costs will be charged against income as they are incurred. Total Year 2000 costs incurred through December 31, 1998 were approximately $86,000.

Currently, no contingency plan has been finalized, but planning is in process. A finalized plan is estimated to be in place by July, 1999.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any material market risk as defined by Item 305 of Regulation S-K. The Company has market risk with its cash and investments, but due to the conservative nature of the invested assets, management feels that market risk is limited.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


               CONSOLIDATED FINANCIAL STATEMENTS TABLE OF CONTENTS

                                                             Page
                                                             ----
Independent Auditor's Report                                 F-1

Consolidated Financial Statements

     Balance Sheets                                          F-2
     Statements of Income                                    F-4
     Statements of Stockholders' Equity                      F-5
     Statements of Cash Flows                                F-7
     Notes to Financial Statements                           F-9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                               Age      Positions
----                               ---      ---------
Frank D. Messner, M.D.              55      President and Director

Patrick Beckman                     55      Vice President and Director

Guy E. Tam, M.D.                    60      Secretary/Treasurer and Director

Thomas L. Krafka, M.D.              53      Director

K. Gene Koob, M.D.                  56      Director

Ben J. Henderson, D.O.              57      Director

Stephan D. Schroeder, M.D.          48      Director

John E. Rittmann, M.D.              61      Director

James A. Engelbrecht, M.D.          51      Director

Robert D. Johnson                   55      Chief Executive Officer

Kirk J. Zimmer                      38      Senior Vice President

William O. Rossing, M.D.            64      Vice President, Medical Director

Sharon K. Duncan                    51      Vice President, System Operations

Dean M. Krogman                     49      Vice President, External Operations

Elizabeth D. Mendelson              45      Vice President, Underwriting

Barbara A. Smith                    37      Vice President, Medical Services

Thomas N. Nicholson                 39      Vice President, Sales and Marketing

Bruce E. Hanson                     35      Vice President, Finance

Brian E. Meyer                      36      Vice President, Information Systems

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

Dr. Krafka became a director of the Company in October 1998. He is a member of the South Dakota Medical Association and has been engaged in the practice of radiology in Rapid City, South Dakota, since 1976.

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

Dr. Schroeder became a director of the Company in October 1998. He is a member of the South Dakota State Medical Association and has been engaged in practice as a family practitioner in Miller, South Dakota, since 1980

Dr. Rittmann became a director of the Company in June 1997. He is a member of the South Dakota State Medical Association and has been engaged in the practice as a family practitioner in Watertown, South Dakota, since 1973.

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

Mr. Meyer joined the Company in July 1997 as the Vice President of Information Systems. Mr. Meyer had been previously employed since 1985 with Berkley Information Services and was Vice President of Systems Development since 1990.

Pursuant to the Company's Bylaws, the Board of Directors consists of ten directors who are elected for three-year terms expiring at each successive annual meeting of shareholders. Currently, no director may serve more than three consecutive terms. One director position is currently vacant. Dr. Robert Ferrell's term expired after the 1998 Annual Meeting of the Shareholders and Mr. Jeffrey Rodman resigned in June 1998, while the terms of Dr. Thomas Krafka and Dr. Stephan Schroeder commenced in October 1998. The terms of Dr. Guy Tam and Mr. Patrick Beckman expire at the 1999 Annual Meeting of Shareholders; and the terms of Dr. K. Gene Koob, Dr. Frank Messner, and Dr. James Engelbrecht expire at the 2000 Annual Meeting of Shareholders; and the terms of Dr. John Rittman, Dr. Ben Henderson, Dr. Thomas Krafka and Dr. Stephan Schroeder expire at the 2001 Annual

Meeting of Shareholders. The Bylaws currently require that eight of the directors be holders of Class A voting preferred stock of the Company and two of the directors be consumers. The Articles of Incorporation restrict ownership of Class A voting preferred stock to medical or osteopathic physicians who have executed Participating Physician Agreements with the Company. To assure equal eligibility and opportunity throughout the state of South Dakota and avoid domination of the Board of Directors by any geographic area or areas, the number of physician directors from any one District Medical Society of the South Dakota State Medical Association can not exceed two. The consumer directors may be from any geographic location which is served by South Dakota State Medical Holding Company and their residence does not affect the geographic restriction for physician directors. One consumer director is currently Mr. Patrick Beckman, while the other position is vacant. The officers of the Company are appointed by the Board of Directors and hold office until their successors are chosen and qualified.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were timely complied with.

ITEM 11.  EXECUTIVE COMPENSATION

                         SUMMARY COMPENSATION TABLE

       (a)                  (b)         (c)           (i)
Name and Principal                                  All Other
     Position               Year      Salary $   Compensation(1)
------------------          ----      --------   ---------------
Robert D. Johnson           1998       $77,642       $15,138
Chief Executive Officer     1997       $76,367       $14,380
                            1996       $58,632       $12,373

William Rossing, M.D.       1998      $106,603       $12,519
Vice President,             1997      $107,195            --
  Medical Director          1996       $39,230            --

Kirk J. Zimmer              1998      $116,095       $15,289
Senior Vice President       1997      $106,738       $14,000
                            1996       $95,025       $12,176

Thomas N. Nicholson         1998      $124,130       $14,473
Vice President, Marketing   1997      $120,101            --
                            1996       $57,558            --

--------------
(1) Consists of retirement plan contribution and premiums paid on the deferred compensation plan.

No other officer received total annual salary and bonus in excess of $100,000 during 1998, 1997, or 1996. The Board of Directors receive $250 per Board meeting attended and are reimbursed for costs associated with the attendance of such meetings. The Company currently has no stock options or other equity-based compensation for its directors, officers, or employees.

The Company intends to enter into indemnification agreements with each executive officer and director. The Company has employment agreements with its executive officers and maintains key person insurance of $250,000 on Robert D. Johnson and $188,700 on Kirk J. Zimmer.

In connection with employment contracts between the Company, the Chief Executive Officer, and the Senior Vice President, provision has been made for the future compensation which is payable upon the completion of the earlier of 25 years of service or any earlier retirement age specified by the Board of Directors by resolution. The contracts only provide compensation incentives for the executives At December 31, 1997, $58,274 has been accrued under these contracts.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board of Directors currently performs the functions of a compensation committee. Robert D. Johnson participates in the deliberation of all officer's compensation except for his salary. There are no compensation committee interlocks with other companies and none of the non-employee directors has been an officer, employee, or insider of the Company or its subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 22, 1999, regarding the beneficial ownership of securities of the Company by (i) each person or group who is known by the Company to be the beneficial owner of more than 5% of the outstanding voting securities, (ii) all directors of the Company, (iii) each of the executive officers of the Company named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group. The Company believes that the beneficial owners of the securities listed below, based on information furnished by such owners, have sole voting and investment power (or shares such powers with his or her spouse), subject to the terms of the respective classes of securities of the Company and the information contained in the notes to the table.

                                                   Amount & Nature
 Title                Name and Address of           of Beneficial    Percent
of Class               Beneficial Owner               Ownership      of Class
--------              -------------------          ---------------   --------
Class B Preferred     South Dakota State                1,300          100%
                      Medical Association(1)
                      1323 South Minnesota Avenue
                      Sioux Falls, SD 57105

Class C Common        Lloyd Solberg, M.D.             133,360          9.10%
                      P. O. Box 5054
                      Sioux Falls, SD 57117-5054

Class A Preferred     Thomas L. Krafka, M.D.                1          .09%
Class C Common                                         16,640         1.14%

Class A Preferred     Guy E. Tam, M.D.                      1          .09%
Class C Common                                          4,360          .30%

Class C Common        Patrick Beckman                      --           --

Class A Preferred     Frank D. Messner, M.D.                1          .09%
Class C Common                                          8,800          .60%

Class A Preferred     K. Gene Koob, M.D.                    1          .09%

Class A Preferred     Ben J. Henderson, D.O.                1          .09%
Class C Common                                            560          .04%

Class A Common        Stephan D. Schroeder                  1          .09%
Class C Common                                          1,120          .08%

Class A Preferred     James Engelbrecht, M.D.               1          .09%

Class A Preferred     John Rittmann, M.D.                   1          .09%
Class C Common                                          8,340          .57%

Class C Common        Robert D. Johnson(2)             14,560          .99%
                      1323 South Minnesota Avenue
                      Sioux Falls, SD 57105

Class C Common        William Rossing, M.D.             8,720          .60%

Class C Common        Kirk J. Zimmer                      800          .05%

Class C Common        Thomas Nicholson                     --           --

Class A Preferred     All Directors and Executive           8          .72%
                      Officers as a Group
Class C Common        (18 people)                      63,900         4.36%

--------------
(1) The South Dakota State Medical Association is an affiliated company.
(2) Robert D. Johnson is the Chief Executive Officer of the South Dakota State Medical Association.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases office space from the Association. During 1999, the Company signed a one year lease, which expires December 31, 1999. Under the terms of the lease, the lease automatically renews for a successive one year term and will renew for successive one year terms thereafter unless terminated with at least 30 days notice prior to the end of the lease term. The 1999 lease requires minimum rental payments of $211,016. Total rental payments for office space for the years December 31, 1998, 1997 and 1996 were $204,870, $186,500 and $158,400, respectively.

The Company provides group health insurance coverage for employees of the Association. Total premium income from the affiliate for the years ended December 31, 1998, 1997 and 1996 was $47,721, $42,517, and $45,535,
respectively.

Robert D. Johnson received salaries and retirement contributions totaling $110,860, $104,210 and $110,934, from the South Dakota State Medical Association for the years ended 1998, 1997, and 1996, respectively.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

FINANCIAL STATEMENTS                                        Page
                                                            ----
Independent Auditor's Report                                F-1
Consolidated Financial Statements
     Balance Sheets                                         F-2
     Statements of Income                                   F-4
     Statements of Stockholders' Equity                     F-5
     Statements of Cash Flows                               F-7
     Notes to Financial Statements                          F-9

EXHIBITS

Exhibit No.       Description
-----------       -----------
3.1               The Amended and Restated Articles of Incorporation of the
                  Company (incorporated by reference to Exhibit 3.1 to the
                  Company's Form 8-A, as filed with the Securities and Exchange
                  Commission on January 19, 1996)

3.2 The Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form 8-A, as filed with the Securities and Exchange Commission on January 19, 1996)

3.3               Form of Specimen Certificate for Class A Voting Preferred Stock
                  (incorporated by reference to Exhibit 4.1 to the Company's
                  Form 8-A, as filed with the Securities and Exchange Commission on January 19, 1996)

4.2               Form of Stock Certificate for Class C Non-Voting Common Stock
                  (incorporated by reference to Exhibit 4.2 to the Company's
                  Form 10-K, as filed with the Securities and Exchange
                  Commission on March 29, 1996)

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

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED


By  /s/Robert D. Johnson                   Dated   3/29/99
   ----------------------------------             --------------------
     Robert D. Johnson
     Chief Executive Officer
     (Principal Executive Officer)


By  /s/KIRK J. ZIMMER                      Dated   3/29/99
   ----------------------------------             --------------------
     Kirk J. Zimmer
     Senior Vice President
     (Principal Financial Officer)


By  /s/Bruce E. Hanson                     Dated   3/29/99
   ----------------------------------             --------------------
     Bruce E. Hanson
     Vice President Finance
     (Principal Accounting Officer)


By  /s/Thomas L. Krafka, MD                 Dated   3/29/99
   ----------------------------------             --------------------
     Thomas L. Krafka, M.D.
     Director


By  /s/Guy E. Tam, MD                       Dated   3/29/99
   ----------------------------------             --------------------
     Guy E. Tam, M.D.
     Director


By   /s/James Engelbrecht, MD               Dated   3/29/99
   ----------------------------------             --------------------
      James Engelbrecht, M.D.
      Director


By  /s/Patrick Beckman                      Dated   3/29/99
   ----------------------------------             --------------------
     Patrick Beckman
     Director


By  /s/Frank Messner, MD                    Dated    3/29/99
   ----------------------------------             --------------------
     Frank Messner, M.D.
     Director

By  /s/K. Gene Koob, MD                     Dated    3/29/99
   ----------------------------------             --------------------
     K. Gene Koob, M.D.
     Director


By  /s/Ben J. Henderson, DO                 Dated    3/29/99
   ----------------------------------             --------------------
     Ben J. Henderson, D.O.
     Director


By  /s/Stephan D. Schroeder, MD             Dated    3/29/99
   ----------------------------------             --------------------
     Stephan D. Schroeder, M.D.
     Director


By  /s/John Rittmann, MD                    Dated    3/29/99
   ----------------------------------             --------------------
     John Rittmann, M.D.
     Director

                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
South Dakota State Medical Holding Company, Incorporated
   d/b/a DAKOTACARE
Sioux Falls, South Dakota

We have audited the accompanying consolidated balance sheets of South Dakota State Medical Holding Company, Incorporated d/b/a DAKOTACARE and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of South Dakota State Medical Holding Company, Incorporated d/b/a DAKOTACARE and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                    /s/ McGLADREY & PULLEN, LLP


Sioux Falls, South Dakota
March 22, 1999

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE


CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997



ASSETS                                                  1998            1997
-------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                        $ 5,372,457      $ 4,467,754
  Investment in securities held to maturity
   (Note 5)                                            405,094          901,599
  Certificates of deposit                              575,000          843,559
  Receivables (Note 3)                               1,252,780          799,395
  Prepaids and other assets                            153,930          124,729
  Deferred income taxes (Note 8)                       647,000          720,000
                                                   ----------------------------
    TOTAL CURRENT ASSETS                             8,406,261        7,857,036
                                                   ----------------------------


Long-Term Investments
  Investment in securities held to maturity
   (Note 5)                                          3,567,422        3,837,081
  Investment in securities available for sale
   (Note 5)                                            305,700          300,000
  Pledged certificates of deposit (Note 5)             500,000          500,000
  Certificate of deposit                                50,000           50,000
  Cash surrender value of life insurance               100,000           81,000
                                                   ----------------------------
                                                     4,523,122        4,768,081
                                                   ----------------------------


Property and Equipment, at cost,
  net of accumulated depreciation                      913,006          963,684


Deferred Income Taxes (Note 8)                         435,000          422,000
                                                   ----------------------------
                                                   $14,277,389      $14,010,801
                                                   ----------------------------
                                                   ----------------------------

See Notes to Consolidated Financial Statements.


LIABILITIES AND STOCKHOLDERS' EQUITY                   1998             1997
-------------------------------------------------------------------------------
Current Liabilities
  Reported and unreported claims payable (Note 7)  $ 4,409,622      $ 4,163,804
  Unearned premiums and administration fees            839,043          629,783
  Accounts payable and accrued expenses                727,925          695,050
  Contingency reserves payable (Note 6)              1,300,000        1,627,000
                                                   ----------------------------
     TOTAL CURRENT LIABILITIES                       7,276,590        7,115,637
                                                   ----------------------------
Contingency Reserves Payable (Note 6)                1,390,568        1,336,846
                                                   ----------------------------
Minority Interest in Subsidiary                        350,606          354,160
                                                   ----------------------------
Commitments and Contingencies (Notes 4, 13 and 14)

Stockholders' Equity (Note 9)
  Class A preferred, voting, no par value, $10
    stated value, 2,500 shares authorized; 1,105
    and 1,069 shares issued at December 31, 1998
    and 1997                                            11,050           10,690
  Class B preferred, voting, no par value,
    $1 stated value, 2,500 shares authorized;
    issued and outstanding 1,300 shares                  1,300            1,300
  Class C common, nonvoting, $.01 par value,
    10,000,000 shares authorized; issued
    1,505,760 shares                                    15,058           15,058
  Additional paid-in capital                         3,749,342        3,749,342
  Retained earnings                                  1,771,993        1,435,709
  Accumulated other comprehensive income                (8,638)          (7,941)
  Less cost of Class C common treasury stock,
    40,415 shares                                     (280,480)               -
                                                   ----------------------------
                                                     5,259,625        5,204,158
                                                   ----------------------------
                                                   $14,277,389      $14,010,801
                                                   ----------------------------
                                                   ----------------------------

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                           1998                1997                1996
-----------------------------------------------------------------------------------------------------------
Revenues:
  Premiums                                             $ 36,157,947        $ 35,124,035        $ 29,071,245
  Less premiums ceded for reinsurance                      (440,396)           (369,888)           (383,408)
                                                       ------------        ------------        ------------
                                                         35,717,551          34,754,147          28,687,837
  Third party administration fees                         3,080,947           3,628,131           3,786,427
  Investment income                                         606,615             615,134             551,734
  Other income                                              647,850             583,648             399,203
                                                       ------------        ------------        ------------
        TOTAL REVENUES                                   40,052,963          39,581,060          33,425,201
                                                       ------------        ------------        ------------

Operating expenses:
  Claims incurred                                        31,318,143          31,593,161          23,528,141
  Less reinsurance recoveries                              (703,563)           (616,801)           (102,780)
                                                       ------------        ------------        ------------
                                                         30,614,580          30,976,360          23,425,361
  Personnel expenses                                      3,891,275           3,804,217           3,703,067
  Commissions                                             1,425,808           1,513,054           1,225,271
  Professional fees expenses                              1,020,213             970,237           1,082,816
  Office expenses                                           625,614             673,114             713,964
  Occupancy expenses                                        657,207             656,951             625,541
  State insurance taxes                                     458,519             421,622             330,574
  Advertising expenses                                      378,638             378,310             386,174
  Other general and administrative expenses                 378,000             309,286             325,541
                                                       ------------        ------------        ------------
        TOTAL OPERATING EXPENSES                         39,449,854          39,703,151          31,818,309
                                                       ------------        ------------        ------------
        INCOME (LOSS) BEFORE INCOME
          TAXES AND MINORITY INTEREST                       603,109            (122,091)          1,606,892
Income taxes (credits) (Note 8)                             123,625             (57,000)            535,000
                                                       ------------        ------------        ------------
        INCOME (LOSS) BEFORE MINORITY INTEREST              479,484             (65,091)          1,071,892
Minority interest in income (loss) of subsidiary             (3,554)             45,017              31,251
                                                       ------------        ------------        ------------
        NET INCOME (LOSS)                              $    483,038        $   (110,108)       $  1,040,641
                                                       ------------        ------------        ------------
                                                       ------------        ------------        ------------

Earnings (loss) per common share                       $       0.33        $      (0.07)       $       0.69
                                                       ------------        ------------        ------------
                                                       ------------        ------------        ------------

See Notes to Consolidated Financial Statements.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                              Additional
                                                                        Capital                 Paid-In
                                                                        Stock                   Capital
--------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                              $ 25,818         $ 3,749,342
   Issuance of Class A preferred stock                                       990                  -
   Redemption of Class A preferred stock                                    (330)                 -
   Issuance of Class B preferred stock                                       300                  -
   Dividends paid on Class C common stock                                     -                   -
   Comprehensive income:
      Net income                                                              -                   -
      Net change in unrealized loss on securities available for sale          -                   -
      Comprehensive income                                                    -                   -
                                                                        ----------------------------
Balance, December 31, 1996                                                26,778           3,749,342
   Issuance of Class A preferred stock                                     1,940                  -
   Redemption of Class A preferred stock                                  (1,670)                 -
   Dividends paid on Class C common stock                                     -                   -
   Comprehensive income:
      Net (loss)                                                              -                   -
      Net change in unrealized loss on securities available for sale          -                   -
      Comprehensive income                                                    -                   -
                                                                        ----------------------------
Balance, December 31, 1997                                                27,048           3,749,342
   Issuance of Class A preferred stock                                       900                  -
   Redemption of Class A preferred stock                                    (540)                 -
   Dividends paid on Class C common stock                                     -                   -
   Purchase of treasury stock (Note 9)                                        -                   -
   Comprehensive income:
      Net income                                                              -                   -
      Net change in unrealized loss on securities available for sale          -                   -
      Comprehensive income                                                    -                   -
                                                                        ----------------------------
Balance, December 31, 1998                                              $ 27,408         $ 3,749,342
                                                                        ----------------------------
                                                                        ----------------------------

See Notes to Consolidated Financial Statements.

                                                                                           Accumulated
                                                                                              Other
                                                                          Retained       Comprehensive       Treasury
                                                                          Earnings           Income             Stock      Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                              $ 1,107,480      $ (3,049)                 -    $ 4,879,591
   Issuance of Class A preferred stock                                            -             -                  -            990
   Redemption of Class A preferred stock                                          -             -                  -           (330)
   Issuance of Class B preferred stock                                            -             -                  -            300
   Dividends paid on Class C common stock                                  (271,037)            -                  -       (271,037)
   Comprehensive income:
      Net income                                                          1,040,641             -                  -
      Net change in unrealized loss on securities available for sale              -       (10,083)                 -
      Comprehensive income                                                        -             -                  -      1,030,558
                                                                        -----------------------------------------------------------
Balance, December 31, 1996                                                1,877,084       (13,132)                 -      5,640,072
   Issuance of Class A preferred stock                                            -             -                  -          1,940
   Redemption of Class A preferred stock                                          -             -                  -         (1,670)
   Dividends paid on Class C common stock                                  (331,267)            -                  -       (331,267)
   Comprehensive income:
      Net (loss)                                                           (110,108)            -                  -
      Net change in unrealized loss on securities available for sale              -         5,191                  -
      Comprehensive income                                                        -             -                  -       (104,917)
                                                                        -----------------------------------------------------------
Balance, December 31, 1997                                                1,435,709        (7,941)                 -      5,204,158
   Issuance of Class A preferred stock                                            -             -                  -            900
   Redemption of Class A preferred stock                                          -             -                  -           (540)
   Dividends paid on Class C common stock                                  (146,754)            -                  -       (146,754)
   Purchase of treasury stock (Note 9)                                            -             -           (280,480)      (280,480)
   Comprehensive income:
      Net income                                                            483,038             -                  -
      Net change in unrealized loss on securities available for sale              -          (697)                 -
      Comprehensive income                                                        -             -                  -        482,341
                                                                        -----------------------------------------------------------
Balance, December 31, 1998                                              $ 1,771,993      $ (8,638)        $ (280,480)   $ 5,259,625
                                                                        -----------------------------------------------------------
                                                                        -----------------------------------------------------------

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                    1998            1997           1996
----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net income (loss)                                                 $483,038     $ (110,108)   $ 1,040,641
 Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Depreciation                                                     307,211        319,493        318,297
   Loss on disposal of property and equipment                             -              -          1,664
   Minority interest in income (loss) of subsidiary                  (3,554)        45,017         31,251
   Amortization of discounts and premiums on
     investments and certificates of deposit, net                  (138,461)      (139,675)      (103,151)
   (Increase) decrease in receivables                              (453,385)        36,969       (301,794)
   (Increase) decrease in prepaids and other assets                 (29,201)        13,758        (66,530)
   (Increase) decrease in deferred income taxes                      60,000       (284,000)       (57,000)
   Increase in reported and unreported
     claims payable                                                 245,818        975,349        478,455
   Increase (decrease) in accounts payable
   and accrued expenses                                              32,875         15,629       (107,587)
   Increase (decrease) in unearned premiums
     and administration fees                                        209,260       (225,122)        39,252
   Increase (decrease) in contingency
     reserves payable                                              (273,278)       858,552        150,625
                                                                ------------------------------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                    440,323      1,505,862      1,424,123
                                                                ------------------------------------------
 Cash Flows From Investing Activities
   Purchase of securities available for sale                         (6,397)        (6,259)        (5,933)
   Held to maturity securities:
     Matured                                                        985,000        525,000      1,200,000
     Purchased                                                     (367,364)      (726,030)    (1,983,309)
   Repayments on collateralized mortgage obligations                283,548        157,013        133,471
   Proceeds from maturities of certificates of deposit            1,447,000      1,470,000      1,104,900
   Purchase of certificates of deposit                           (1,175,000)    (1,325,000)    (1,531,959)
   (Increase) in cash surrender value of life insurance             (19,000)       (12,000)       (18,000)
   Purchase of property and equipment                              (256,533)      (231,238)      (216,720)
   Proceeds from sale of property and equipment                           -         18,711              -
                                                                ------------------------------------------
       NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                                       891,254       (129,803)    (1,317,550)
                                                                ------------------------------------------

See Notes to Consolidated Financial Statements.

                                                                     1998           1997           1996
                                                                ------------------------------------------
 Cash Flows From Financing Activities
   Proceeds from issuance of capital stock                            $ 900        $ 1,940        $ 1,290
   Redemption of capital stock                                         (540)        (1,670)          (330)
   Payment of dividends                                            (146,754)      (331,267)      (271,037)
   Purchase of treasury stock                                      (280,480)             -              -
                                                                ------------------------------------------
        NET CASH (USED IN) FINANCING ACTIVITIES                    (426,874)      (330,997)      (270,077)
                                                                ------------------------------------------
        INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS                                          904,703      1,045,062       (163,504)

 Cash and Cash Equivalents
   Beginning                                                      4,467,754      3,422,692      3,586,196
                                                                ------------------------------------------
   Ending                                                       $ 5,372,457    $ 4,467,754    $ 3,422,692
                                                                ------------------------------------------
                                                                ------------------------------------------
 Supplemental Disclosures of Cash Flow Information
   Cash payments for:
     Income taxes, net of refunds                                 $ 315,275        $ 2,000      $ 790,000

 Supplemental Disclosures of Noncash Investing
   and Financing Activities
     (Increase) decrease in unrealized loss on
       securities available for sale                                   (697)         5,191        (10,083)

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

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

A summary of the Company's significant accounting policies follows:

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, DAKOTACARE Administrative Services, Incorporated (DAS), and DAKOTACARE Insurance, LTD. (DIL), and its 50.11% owned subsidiary, Dakota Health Plans, Incorporated (DHP). DAS and DHP are third party administrators of health care plans for independent employer companies. DIL's primary activity is in providing reinsurance quota share excess medical stop loss coverage to DAS and DHP's self funded customers. During December of 1998, DHP ceased business operations. Management expects to formally dissolve DHP during 1999 with no material effect on the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS: For purposes of reporting the statements of cash flows, the Company includes as cash equivalents all cash accounts and highly liquid debt instruments which are not subject to withdrawal restrictions or penalties. Certificates of deposit are considered investments as all have been purchased with maturities in excess of ninety days. Cash and cash equivalents as of December 31, 1998 and 1997 includes approximately $631,000 and $572,000, respectively, in money market funds which are not federally insured. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENT SECURITIES: Investment securities classified as held to maturity are those debt securities that the Company has both the intent and ability to hold to maturity regardless of changes in market condition, liquidity needs, or changes in general economic conditions. These securities are stated at amortized cost.

Investment securities classified as available for sale are marketable equity securities and those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Investment securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in comprehensive income, net of the related deferred tax effect.

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



                                               1998                1997
                                          ----------------------------------
Furniture, equipment and automobiles       $ 2,485,278         $ 2,253,358
Building and building improvements              53,370              62,609
Other                                          134,818             131,967
                                          ----------------------------------
                                             2,673,466           2,447,934
Less accumulated depreciation                1,760,460           1,484,250
                                          ----------------------------------
                                             $ 913,006         $   963,684
                                          ----------------------------------
                                          ----------------------------------

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

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

EARNINGS (LOSS) PER COMMON SHARE: Earnings (loss) per common share is calculated in accordance with the provisions of Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings Per Share", which was adopted in 1997. This Statement establishes standards for computing and presenting earnings (loss) per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of an income statement for all entities with complex capital structures. This Statement requires restatement of all prior-period EPS data presented. All references to earnings (loss) per share in the consolidated financial statements are to basic earnings (loss) per share. No restatement of EPS was necessary as a result of the application of Statement No. 128. Earnings (loss) per common share was calculated by dividing net income (loss) by the weighted average number of Class C common shares outstanding during each period. The weighted average number of Class C common shares outstanding was 1,482,635 in 1998 and 1,505,760 in both and 1997 and 1996.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

NEW ACCOUNTING STANDARDS: Effective January 1, 1998, the Company adopted FASB Statement No. 130, which establishes new rules for the reporting and display of comprehensive income and its components, but has no effect on the Company's net income (loss) or total stockholders' equity. Statement No. 130 requires unrealized gains and losses on the Company's securities available for sale, which prior to adoption were reported separately in stockholders' equity, to be included in comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130.

Effective January 1, 1998, the Company adopted FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. Statement No. 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. See Note 12 for disclosures about the Company's operating segments.

NOTE 2. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents and certificates of deposit: The carrying amount approximates fair value because of the relative short maturity of those instruments.

Investments: Fair values for the Company's investment securities are based on quoted market prices. At December 31, 1998, the carrying amount and fair value of the Company's investment securities was $4,278,216 and $4,549,012, respectively. At December 31, 1997, the carrying amount and fair value of the Company's investment securities was $5,038,680 and $5,141,045, respectively.

Accrued interest receivable: The carrying amount approximates fair value due to the nature of the balances recorded.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 3. RECEIVABLES

Receivables consist of the following:

                                                 1998            1997
                                               --------      ----------
  Commissions                                $    3,561      $   4,300
  Drug manufacturer chargebacks                 133,111         68,850
  Premiums                                       61,055        151,298
  Subrogation, net of recovery expenses          84,011         75,000
  Interest                                       27,068         30,367
  Reinsurance                                   275,651        229,486
  Income taxes                                  273,650         22,000
  Funds withheld by ceding insurer              104,485        118,804
  Other                                         290,188         99,290
                                             ----------      ----------
                                              1,252,780        799,395
  Less allowance for doubtful accounts               --             --
                                             ----------      ----------
                                             $1,252,780      $ 799,395
                                             ----------      ----------
                                             ----------      ----------

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

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 5. INVESTMENT SECURITIES

Investment securities at December 31, 1998 are as follows:

                                                                         Gross         Gross       Estimated
                                                        Amortized      Unrealized   Unrealized       Fair
                                                           Cost          Gains       (Losses)        Value
                                                      --------------------------------------------------------
Debt securities held to maturity:
  Obligations of U.S. treasury, government
    agencies and corporations                          $  949,781      $  58,506              -     $1,008,287
  Obligations of state and political subdivisions       2,957,539        213,510         (1,833)     3,169,216
  U.S. governmental agency collateralized
    mortgage obligations                                   65,196            904           (291)        65,809
                                                      --------------------------------------------------------
                                                       $3,972,516      $ 272,920      $  (2,124)    $4,243,312
                                                      --------------------------------------------------------
                                                      --------------------------------------------------------
Equity securities available for sale:
  Bond mutual funds                                    $  314,338      $   1,431      $ (10,069)    $  305,700
                                                      --------------------------------------------------------
                                                      --------------------------------------------------------

The amortized cost and estimated fair values of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    December 31, 1998
                                            ------------------------------
                                              Amortized         Estimated
                                                 Cost           Fair Value
                                            ------------------------------
  Due in  one year                          $   405,094        $   408,477
  Due after one year through five years       2,018,403          2,089,552
  Due after five years through ten years      1,410,538          1,601,087
  Due after ten years                            73,285             78,387
                                            ------------------------------
                                              3,907,320          4,177,503
  Collateralized mortgage obligations            65,196             65,809
                                            ------------------------------
                                            $ 3,972,516        $ 4,243,312
                                            ------------------------------
                                            ------------------------------

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 5. INVESTMENT SECURITIES (CONTINUED)

Investment securities at December 31, 1997 are as follows:

                                                                   Gross                Gross            Estimated
                                              Amortized         Unrealized           Unrealized            Fair
                                                Cost               Gains              (Losses)             Value
                                             -----------------------------------------------------------------------
Debt securities held to maturity:
  Obligations of U.S. treasury, government
    agencies and corporations                 $ 1,630,630         $  36,001            $      -         $ 1,666,631
  Obligations of state and political
    subdivisions                                2,760,837            69,718                (483)          2,830,072
  U.S. governmental agency collateralized
    mortgage obligations                          347,213               151              (3,022)            344,342
                                             -----------------------------------------------------------------------
                                              $ 4,738,680         $ 105,870            $ (3,505)        $ 4,841,045
                                             -----------------------------------------------------------------------
                                             -----------------------------------------------------------------------
Equity securities available for sale:
  Bond mutual funds                             $ 307,941         $       -            $ (7,941)          $ 300,000
                                             -----------------------------------------------------------------------
                                             -----------------------------------------------------------------------

There were no sales of debt or equity securities during the years ended December 31, 1998, 1997 or 1996, and accordingly, no reclassification adjustments on investment securities for the respective years. At December 31, 1998 and 1997, no individual investments in obligations of state and political subdivisions exceeded 10% of the Company's equity.

At December 31, 1998 and 1997, the Company had certificates of deposit of $500,000 on deposit with the South Dakota Department of Commerce and Regulation, Division of Insurance (Division of Insurance), to meet the deposit requirement of state insurance laws.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 6.  CONTINGENCY RESERVES PAYABLE

The Company's agreements with participating physicians provide that up to 20% of fees for services provided, as submitted to the Company, may be withheld to provide a contingency reserve that may be used to fund operations or meet other financial requirements of the Company. The percentage withheld for the years 1996 through 1998 was 15%. The amounts withheld may be paid to the participating physicians at the discretion of the Board of Directors of the Company, although the Company is not contractually obligated to pay out amounts withheld. Management estimates the expected amount of contingency reserves to be paid to participating physicians and records a liability based upon factors such as cash flow needs, net income, and accumulations of amounts withheld. Payments to physicians are made at such times as the Board of Directors approves payouts. The recorded liability is equal to actual amounts withheld for the years ended December 31, 1998, 1997 and 1996. Payments to physicians in 1996 exceeded amounts accrued in 1995 by $71,253, which was accounted for as a change in accounting estimate.

NOTE 7.  REPORTED AND UNREPORTED CLAIMS PAYABLE

Activity in the liability for reported and unreported claims payable is summarized as follows:


                                                                1998                1997                1996
                                                          ---------------------------------------------------
Balance at January 1                                      $ 4,163,804         $ 3,188,455         $ 2,710,000
                                                          ---------------------------------------------------
Incurred related to:
  Current year                                             30,197,890          30,237,417          23,350,462
  Prior years                                                 416,690             738,943              74,899
                                                          ---------------------------------------------------
Total incurred                                             30,614,580          30,976,360          23,425,361
                                                          ---------------------------------------------------
Paid related to:
  Current year                                             25,704,590          26,217,052          20,247,806
  Prior years                                               4,710,337           3,920,866           2,776,707
                                                          ---------------------------------------------------
Total paid                                                 30,414,927          30,137,918          23,024,513
                                                          ---------------------------------------------------
Less reinsurance recoverables at January 1                   (229,486)            (92,579)            (14,972)
Plus reinsurance recoverables at December 31                  275,651             229,486              92,579
                                                          ---------------------------------------------------
Balance at December 31                                    $ 4,409,622         $ 4,163,804         $ 3,188,455
                                                          ---------------------------------------------------
                                                          ---------------------------------------------------

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

The components of income tax expense as of December 31 are as follows:

                                    1998         1997           1996
                                ---------------------------------------
Current                         $ 63,625      $ 227,000        $592,000
Deferred (credits)                60,000       (284,000)        (57,000)
                                ---------------------------------------
                                $123,625      $ (57,000)       $535,000
                                ---------------------------------------
                                ---------------------------------------


Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to income before income taxes as a result of the following:

                                                               1998           1997          1996
                                                           ---------------------------------------
Computed "expected" tax expense (credits)                  $ 211,000      $ (42,700)     $ 562,400
Tax exempt interest                                          (43,281)       (38,861)       (30,771)
Lobbying                                                       4,866          9,105          6,825
Reversal of overaccrual of prior year's taxes                (26,576)             -              -
Effect of tax rate brackets and other                        (22,384)        15,456         (3,454)
                                                           ---------------------------------------
                                                           $ 123,625      $ (57,000)     $ 535,000
                                                           ---------------------------------------
                                                           ---------------------------------------

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 8.  INCOME TAX MATTERS (CONTINUED)

The net deferred tax assets consist of the following components at December 31:

                                                                   1998           1997
                                                             ----------------------------
Deferred tax assets:
  Contingency reserves payable                               $   915,000      $ 1,008,000
  Reported and unreported claims payable                          44,000           42,000
  Unearned premiums                                               50,000           43,000
  Accrued expenses and other                                      95,000           65,000
  Net operating loss carryforward of subsidiary                   39,000           47,000
                                                             ----------------------------
                                                               1,143,000        1,205,000
  Less valuation allowance                                             -                -
                                                             ----------------------------
                                                               1,143,000        1,205,000
                                                             ----------------------------
Deferred tax liability:
  Property and equipment                                         (61,000)         (63,000)
                                                             ----------------------------
                                                             $ 1,082,000      $ 1,142,000
                                                             ----------------------------
                                                             ----------------------------

Reflected on the accompanying balance sheets as follows:

                                                                  1998           1997
                                                             ----------------------------
Current assets                                               $   647,000      $   720,000
Noncurrent assets                                                435,000          422,000
                                                             ----------------------------
                                                             $ 1,082,000      $ 1,142,000
                                                             ----------------------------
                                                             ----------------------------

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 9.  CAPITAL STOCK

The Class A voting preferred stock is not entitled to receive dividends or other distributions, except for redemption by the Company. In the event of a liquidation, each share of Class A preferred stock would be given priority over Class B and C stock and would be entitled to receive a preferential payment in an amount up to (and not to exceed) its stated value of $10 per share. The Class A preferred stock is restricted to ownership by medical and osteopathic physicians who have executed a participating physician agreement with the Company and may not be issued to or held by a hospital.

The Class B voting preferred stock is restricted to ownership by the South Dakota State Medical Association, an affiliated company, and is not entitled to receive dividends.

The Class C nonvoting common stock is not entitled to cumulative dividends and has no preference in a liquidation. The Class C common stock is restricted to ownership by the following persons or entities: (1) physicians entitled to ownership of Class A stock, (2) a trust or self-directed individual retirement account controlled by a physician entitled to ownership of Class A stock, (3) a professional corporation, partnership or other entity domiciled in the State of South Dakota and in which a physician entitled to ownership of Class A stock is a shareholder, partner, or employee in the practice of medicine, (4) management, employees or agents of the Company, the South Dakota State Medical Association, or the South Dakota Foundation for Medical Care, or (5) the spouse or children of such physician or other person set forth in (1) or (4) above.

To facilitate liquidity for Class C common stock (Common Stock) in the event of death, disability, or retirement of a shareholder, the Company's Board of Directors adopted a Stock Repurchase Program (Program) which was implemented in February 1998. Participation in the Program is voluntary. No shareholder is required to sell his or her shares of Common Stock under the Program nor is the Company required to purchase any Common Stock under the Program. The purchase and sale of Common Stock under the Program is subject to repurchase conditions as described in the Program. The Board of Directors of the Company may, at any time, modify or terminate the Program. The Company may also, at its discretion, offer to repurchase shares of Common Stock outside of the Program in compliance with applicable laws. During 1998, 40,415 shares were acquired under the Program.

Regulatory capital as required by the South Dakota Department of Commerce and Regulation, Division of Insurance (Division of Insurance) at December 31, 1998 and 1997 was $200,000 on a statutory basis of accounting, which the Company significantly exceeded. As long as the Company exceeds required regulatory capital, it is not restricted by the Division of Insurance in the amount of dividends it may pay.

The Company is also subject to risk based capital (RBC) requirements promulgated by the National Association of Insurance Commissioners (NAIC). The RBC standards establish uniform minimum capital requirements for insurance companies. The RBC formula applies various weighting factors to financial balances or various levels of activities based on the perceived degree of risk. At December 31, 1998, the Company's stockholders' equity exceeded the minimum levels required by the RBC standards.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 10.  TRANSACTIONS WITH AFFILIATE

The Company leases office space from the South Dakota State Medical Association (Association). During 1997, the Company signed a one year lease which automatically renewed for a one year term through December 31, 1998, and will renew for successive one year terms thereafter unless terminated with at least 30 days notice prior to the end of the lease term. The 1999 lease renewal requires minimum rental payments of $211,016. Total rental payments for this office space for the years ended December 31, 1998, 1997 and 1996 were $204,870, $186,500 and $158,400, respectively.

The Company provides group health insurance coverage for employees of the Association. Total premium income from the affiliate for the years ended December 31, 1998, 1997 and 1996 was $47,721, $42,517 and $45,535,
respectively.

NOTE 11.  RETIREMENT PLAN AND DEFERRED COMPENSATION

The Company is included in a qualified money-purchase pension plan with the South Dakota State Medical Association and the South Dakota Foundation for Medical Care. This multiple-employer plan covers employees who have attained
age 21, and have completed one year of service.   Contributions, which are
required under the plan, were an amount equal to 11.5% of the participants' compensation for the twelve-month periods ending September 1, 1998, 1997 and 1996. Retirement plan expense for the years ended December 31, 1998, 1997 and 1996 was $233,483, $216,364 and $245,104, respectively.

In connection with employment contracts between the Company and certain officers, provision has been made for the future compensation which is payable upon the completion of the earlier of 25 years of service to the Company and related organizations or attainment of the age of 65 or any earlier retirement age specified by the Board of Directors by resolution. At December 31, 1998 and 1997, $58,274 and $49,164, respectively, was accrued under these contracts.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 12.  SEGMENT INFORMATION

The Company has three reportable segments:  Health Maintenance Organization
(HMO), Third Party Administration (TPA) and Reinsurance. The HMO segment consists of the operations of the Company. The Company is a South Dakota licensed HMO engaged in the development of comprehensive health care delivery systems. The TPA segment consists of the operations of DAS and DHP. DAS and DHP are TPA's of health care plans for independent employer companies. The reinsurance segment consists of the operations of DIL. DIL's primary activity is in providing reinsurance quota share excess medical stop loss coverage to DAS and DHP's self funded customers.

The Company evaluates performance and allocates resources based on net income determined under general accepted accounting principles. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates payroll costs incurred based on the activities of admitting new enrollees and in adjudicating claims. The HMO segment profit includes the equity in earnings
(loss) of the TPA and reinsurance segments. Intersegment revenues primarily relate to equipment rental charges which are based on the respective segment's underlying cost.

The Company's reportable segments are derived from the operations of the Company and subsidiaries that offer different products. The reportable segments are managed separately because they provide distinct services.

Year Ended December 31, 1998
-----------------------------------------------------------------------------------------------------
                                                HMO            TPA        Reinsurance       Totals
                                           ----------------------------------------------------------
Revenues from external customers           $ 35,796,765    $ 3,540,988    $ 673,790      $ 40,011,543
Intersegment revenues                                 -        236,526            -           236,526
Investment income                               538,170         55,333            -           593,503
Depreciation expense                             85,787        221,424            -           307,211
Segment profit (loss)                           483,038        (68,319)      23,345           438,064
Equity in net (loss) of subsidiaries            (41,420)             -            -           (41,420)
Income tax expense (credits)                    158,350        (34,725)           -           123,625
Segment assets                               13,607,488      1,953,572      475,006        16,036,066

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 12.  SEGMENT INFORMATION (CONTINUED)

Year Ended December 31, 1997
------------------------------------------------------------------------------------------------------------------
                                                             HMO            TPA        Reinsurance       Totals
                                                        ----------------------------------------------------------
Revenues from external customers                        $ 34,718,343    $ 4,121,995      $ 694,892    $ 39,535,230
Intersegment revenues                                              -        864,735              -         864,735
Investment income                                            546,562         58,247         10,325         615,134
Depreciation expense                                          85,284        234,209              -         319,493
Segment profit (loss)                                       (110,108)       111,235       (112,048)       (110,921)
Equity in net (loss) of subsidiaries                         (45,830)             -              -         (45,830)
Income tax expense (credits)                                 (98,142)        41,142              -         (57,000)
Segment assets                                            13,455,364      1,854,251        345,114      15,654,729
Expenditures for long-lived assets                                                               -
  (land and building)                                         59,150              -              -          59,150


Year Ended December 31, 1996
------------------------------------------------------------------------------------------------------------------
                                                             HMO            TPA        Reinsurance       Totals
                                                        ----------------------------------------------------------
Revenues from external customers                        $ 28,829,498    $ 4,248,500      $ 483,471    $ 33,561,469
Intersegment revenues                                              -        802,996              -         802,996
Investment income                                            500,341         44,419          6,974         551,734
Depreciation expense                                          84,536        233,761              -         318,297
Segment profit (loss)                                      1,040,641        196,705        (29,186)      1,208,160
Equity in net income of
  subsidiaries                                               136,268              -              -         136,268
Income tax expense                                           452,000         83,000              -         535,000
Segment assets                                            12,188,065      1,848,406        269,615      14,306,086

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 12.  SEGMENT INFORMATION (CONTINUED)

                                                              1998           1997           1996
                                                         ---------------------------------------------
Revenues
Total external revenues for reportable segments          $ 40,011,543      $ 39,535,230   $ 33,561,469
Intersegment revenues for reportable segments                 236,526           864,735        802,996
Elimination of intersegment revenues                         (236,526)         (864,735)      (802,996)
Elimination of net income (loss) of subsidiaries              (41,420)          (45,830)       136,268
                                                         ---------------------------------------------
    Total consolidated revenues                          $ 40,052,963      $ 39,581,060   $ 33,425,201
                                                         ---------------------------------------------
                                                         ---------------------------------------------

Income or Loss
Total income (loss) for reportable segments              $    438,064      $   (110,921)  $  1,208,160
Elimination of equity in net income (loss)
  of subsidiaries                                             (41,420)          (45,830)       136,268
Minority interest in income (loss) of subsidiary               (3,554)           45,017         31,251
                                                         ---------------------------------------------
    Total consolidated net income (loss)                 $    483,038      $   (110,108)  $  1,040,641
                                                         ---------------------------------------------
                                                         ---------------------------------------------

Assets
Total assets for reportable segments                     $ 16,036,066      $ 15,654,729   $ 14,306,086
Elimination of intercompany receivable                       (100,922)          (44,753)       (33,791)
Elimination of investment in subsidiaries                  (1,657,755)       (1,599,175)    (1,495,005)
                                                         ---------------------------------------------
    Total consolidated assets                            $ 14,277,389      $ 14,010,801   $ 12,777,290
                                                         ---------------------------------------------
                                                         ---------------------------------------------


NOTE 13.  LITIGATION

During 1998, a substantial claim was filed against the Company in circuit court which alleges wrongful non-renewal of a sales agency contract and seeks compensatory and punitive damages. As of March 1999, the lawsuit is in the discovery stage. Management believes the lawsuit is without merit and the Company will vigorously defend itself in this matter.

In addition, the Company is involved in other legal actions in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, in the opinion of management, there is no legal proceeding pending against or involving the Company for which the outcome is likely to have a material adverse effect upon the consolidated financial position or results of operations of the Company.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 14.  YEAR 2000 ISSUE AND MANAGEMENT INFORMATION SYSTEM COMMITMENT

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

Based on the Company's review of its computer systems, management believes the remaining cost of the remediation effort to make the systems year 2000 compliant is approximately $225,000. Such costs will be charged against income as they are incurred.

In addition, in January 1999, the Company entered into a sales licenses and service agreement (Agreement) to purchase certain computer equipment and other related items, and to obtain a license for certain software and programs. Total amounts committed under this Agreement are approximately $215,000.

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.       Description
-----------       -----------
10                Office Lease with the South Dakota State Medical Association

21                Subsidiaries of the Registrant