Form 10-Q
period 1999-03-31
SOUTH DAKOTA STATE MEDICAL HOLDING CO INC
filed 1999-05-14
CIK 919176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1999

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
YES X    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                            Outstanding at May 03, 1999
Class C Common Stock                              1,465,345

  SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
                               FORM 10-Q

                                 INDEX

                                                                Page Number

Part 1.  Financial Information (unaudited)

   Item 1.  Financial Statements

     Consolidated Balance Sheets at
     March 31, 1999 and December 31, 1998                            2

     Consolidated Statements of Operations for
     the Three Months Ended March 31, 1999 and 1998                  3

     Consolidated Statement of Stockholders' Equity
     for the Three Months Ended March 31, 1999                       4

     Consolidated Statements of Cash Flows
     for the Three Months Ended March 31, 1999 and 1998              5

     Notes to Consolidated Financial Statements                    6-7

   Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations               7-10

   Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk                                       10

Part II.  Other Information                                         11

   Item 1.  Legal Proceedings                                       11

   Item 2.  Changes in Securities                                   11

   Item 3.  Default Upon Senior Securities                          11

   Item 4.  Submission of Matters to a Vote
            of Security Holders                                     11

   Item 5.  Other Information                                       11

   Item 6.  Exhibits and Reports on Form 8-K                        11

   Signatures                                                       11


                       PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                            CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                       March 31,    December 31,
             ASSETS                                       1999          1998
Cash and cash equivalents                           $  5,714,750   $  5,372,457
Investments in securities held to maturity               406,918        405,094
Certificates of deposit                                  500,000        575,000
Receivables                                            1,084,953      1,252,780
Prepaids and other assets                                121,724        153,930
Deferred income taxes                                    679,000        647,000
                                                    -------------  -------------
  Total current assets                              $  8,507,345   $  8,406,261
                                                    -------------  -------------
Investment in securities held to maturity           $  3,574,630   $  3,567,422
Investments in securities available for sale             304,800        305,700
Pledged certificates of deposit                          500,000        500,000
Certificate of deposit                                    50,000         50,000
Cash surrender value of life insurance                   106,000        100,000
                                                    -------------  -------------
  Total long-term investments                       $  4,535,430   $  4,523,122
                                                    -------------  -------------
Property and equipment, net of accum. depreciation  $  1,012,397   $    913,006
                                                    -------------  -------------
Deferred income taxes                               $    436,000   $    435,000
                                                    -------------  -------------
                                                    $ 14,491,172   $ 14,277,389
                                                    =============  =============
             LIABILITIES
Reported and unreported claims payable              $  4,272,124   $  4,409,622
Unearned premiums and administration fees              1,097,588        839,043
Accounts payable and accrued expenses                    944,369        727,925
Contingency reserves payable                           1,300,000      1,300,000
                                                    -------------  -------------
  Total current liabilities                         $  7,614,081   $  7,276,590
Contingency reserves payable                           1,720,667      1,390,568
                                                    -------------  -------------
  Total liabilities                                 $  9,334,748   $  8,667,158
                                                    -------------  -------------
Minority interest in subsidiary                     $    352,086   $    350,606
                                                    -------------  -------------
        STOCKHOLDERS' EQUITY
Class A preferred stock, issued 1,121 shares        $     11,210   $     11,050
Class B preferred stock, issued 1,300 shares               1,300          1,300
Class C common stock, issued 1,505,760 shares             15,058         15,058
Additional paid-in capital                             3,749,342      3,749,342
Retained earnings                                      1,319,041      1,771,993
Accumulated other comprehensive income                   (11,133)        (8,638)
Treasury Stock, Class C common stock                    (280,480)      (280,480)
                                                    -------------  -------------
                                                    $  4,804,338   $  5,259,625
                                                    -------------  -------------
                                                    $ 14,491,172   $ 14,277,389
                                                    =============  =============

See Notes to Consolidated Financial Statements.                            2

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                Three Months Ended March 31,
                                      1999          1998
Revenues:
  Premiums, net of reins. ceded  $  8,281,038  $  9,220,983
  Third party administration fees     772,650       827,294
  Investment income                   125,310       147,631
  Other income                        139,511       154,643
                                 ------------- -------------
     Total revenues              $  9,318,509  $ 10,350,551
                                 ------------- -------------
Operating expenses:
  Claims incurred,
    net of reins. recoveries     $  7,656,802  $  8,003,850
  Personnel expense                 1,024,092       942,705
  Commissions                         361,084       395,930
  Professional fees expense           259,164       257,551
  Office expense                      175,807       137,168
  Advertising                         109,578       138,413
  Occupancy expense                   175,998       161,937
  State insurance taxes                92,271       113,774
  Other general and
    administrative expenses            92,918        80,900
                                 ------------- -------------
     Total operating expenses    $  9,947,714  $ 10,232,228
                                 ------------- -------------

Income (loss) before income taxes
  and minority interest          $   (629,205) $    118,323

Income taxes (credits)               (251,000)       40,000
                                 ------------- -------------
Income (loss) before minority
  interest                       $   (378,205) $     78,323
Minority interest in income
  (loss) of subsidiary                  1,480        (1,800)
                                 ------------- -------------
     Net income (loss)           $   (379,685)  $    80,123
                                 ============= =============

Earnings (loss) per common share $      (0.26)  $      0.05
                                 ============= =============

Weighted average number of
  common shares outstanding         1,465,345     1,505,760
                                 ============= =============

See Notes to Consolidated Financial Statements.

                        SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                   CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                         THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)

                                                           Accumulated
                                  Additional                  Other
                        Capital    Paid-In      Retained  Comprehensive Treasury
                         Stock     Capital      Earnings      Income      Stock     Total
Balance,
December 31, 1998       $27,408   $3,749,342   $1,771,993   $ (8,638)  $(280,480)  $5,259,625
  Issuance of Class A
    preferred stock         160           --           --         --          --          160
  Redemption of Class A
    preferred stock          --           --           --         --          --           --
  Treasury stock
    purchased at cost        --           --           --         --          --           --
  Dividends paid on
    Class C common
    stock                    --           --      (73,267)        --          --      (73,267)
  Comprehensive income:
    Net income (loss)        --           --     (379,685)        --          --
    Net change in un-
      realized loss on
      securities avail-
      able for sale          --           --           --     (2,495)         --
    Comprehensive income     --           --           --         --          --     (382,180)
                        --------  -----------  -----------  ---------  ----------  -----------
Balance,March 31, 1999  $27,568   $3,749,342   $1,319,041   $(11,133)  $(280,480)  $4,804,338
                        ========  ===========  ===========  =========  ==========  ===========

See Notes to Consolidated Financial Statements.

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Three Months Ended March 31,
                                                          1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                 $   (379,685)   $    80,123
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation                                          76,539         71,806
    Minority interest in income (loss)
      of subsidiary                                        1,480         (1,800)
    Amortization of discounts and premiums
      on investments, net                                (34,856)       (35,515)
    Loss on disposal of equipment                             --             --
    (Increase) decrease in receivables                   167,827       (260,319)
    Decrease in prepaids and other assets                 32,206         15,896
    (Increase) decrease in deferred income taxes         (33,000)        49,000
    Increase (decrease) in reported and
      unreported claims payable                         (137,498)         5,821
    Increase in accounts payable and accrued
      expenses                                           258,545        187,514
    Increase (decrease) in unearned premiums
      and administration fees                            216,444       (434,115)
    Increase (Decrease) in contingency reserve
      payable                                            330,099       (102,634)
                                                    -------------  -------------
Net cash provided by (used in) operating activities $    498,101   $   (424,223)
                                                    -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available for sale         $     (1,595)  $     (1,433)
  Held to maturity securities:
    Matured                                                   --        185,000
    Purchased                                                 --             --
  Repayments on collateralized mortgage obligations       25,824         31,095
  Proceeds from maturities of certificates of deposit    475,000        600,000
  Purchase of certificates of deposit                   (400,000)      (500,000)
  (Increase) in cash surrender value of life insurance    (6,000)        (9,000)
  Purchase of property and equipment                    (175,930)       (62,053)
  Proceeds from the sale of property and equipment            --             --
                                                    -------------  -------------
Net cash provided by(used in) investing activities  $    (82,701)  $    246,609
                                                    -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of capital stock           $        160   $        460
  Redemption of capital stock                                 --             --
  Payment of dividends                                   (73,267)            --
  Purchase of treasury stock                                  --             --
                                                    -------------  -------------
Net cash provided by(used in) financing activities  $    (73,107)  $        460
                                                    -------------  -------------
Increase (decrease) in cash and cash equivalents    $    342,293   $   (177,154)
CASH AND CASH EQUIVALENTS
Beginning                                              5,372,457      4,467,754
                                                    -------------  -------------
Ending                                              $  5,714,750   $  4,290,600
                                                    =============  =============

See Notes to Consolidated Financial Statements.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


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

4.  SEGMENT INFORMATION

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

The Company evaluates performance and allocates resources based on net income determined under generally accepted accounting principles. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates payroll costs incurred based on the activities of admitting new enrollees and in adjudicating claims. The HMO segment profit includes the equity in earnings
(loss) of the TPA and reinsurance segments. Intersegment revenues primarily relate to equipment rental charges which are based on the respective segment's underlying cost.

The Company's reportable segments are derived from the operations of the Company and subsidiaries that offer different products. The reportable segments are managed separately because they provide distinct services.

Period Ended March 31, 1999

---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $  8,332,448  $   815,481  $ 170,580    $  9,318,509
Segment profit (loss)                  (379,685)     (63,464)    (7,722)       (450,871)
Segment assets                       13,772,000    1,934,471    494,896      16,201,367

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The South Dakota State Medical Holding Company, Incorporated, markets its products under the tradename of DAKOTACARE. Its products include group managed health care products such as HMO products and cafeteria plan administration and workers compensation managed care services. Its subsidiaries' (DAS and DHP) products are managed care and claims administration services for self-insured employer groups. Its subsidiary, DIL, accepts reinsurance risk on some of DAS's and DHP's self-funded and insured customers' life and stop-loss insurance policies. The Company and subsidiaries DAS and DHP, market their products through a network of independent insurance agents throughout South Dakota.

The Company contracts with over 98% of the physicians in the state of South Dakota, 100% of the hospitals in the state of South Dakota, and many other health care providers to provide medical services to its enrollees. At March 31, 1999, the Company's HMO enrollment is approximately 22,500 enrollees, while its subsidiary DAS has enrollment of approximately 55,100 enrollees under their Administrative Services Only (ASO) business. DHP currently has no enrollees and is in the process of formally dissolving. All the enrollees from DHP's former clients have been enrolled as DAS clients.

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



COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

General
The Company's net income decreased $459,808 to a net loss of $379,685 for the three months ended March 31, 1999, as compared to net income of $80,123 for the three months ended March 31, 1998. This decrease was primarily due to a decrease in total revenues of $1,032,042, which was offset by a net decrease of $572,234 in operating expenses and income taxes.

Revenues
Total revenues decreased $1,032,042, or 9.98%, for the three months ended March 31, 1999, as compared to March 31, 1998. The revenues from the net premiums generated by the health maintenance organization decreased $967,026, or 10.65%. This decrease is attributable to a 13.52% decrease in the number of enrollees, but was partially offset by a 3.32% increase in the premiums earned per enrollee for the three months ended March 31, 1999, as compared to March 31, 1998. Revenues from the third party administration(TPA) fees decreased by $54,644 due to the net decrease in revenues earned per enrollee.


Operating Expenses
Total operating expenses decreased $284,514, or 2.78%, for the three months ended March 31, 1999, as compared to March 31, 1998. This was due to a decrease in claims incurred, commissions, state insurance premiums, and advertising, but was offset by an increase in personnel, occupancy expense, and office expense.

Net claims expense decreased by $347,048, or 4.34%. Average claims per enrollee increased by 10.92% for the three months ended March 31, 1999, as compared to March 31, 1998. The number of enrollees decreased by 13.52%, which caused an overall decrease in claims expense. Commissions, state insurance premiums and advertising decreased $85,184, or 15.13%, for the three months ended March 31, 1999, as compared to March 31, 1998.
Commissions and state insurance premiums are directly related to premiums received and thus decreased because of the decreased revenues. Advertising decreased due to the timing of the advertising. The overall budget for 1999 for advertising is similar to that of 1998. Personnel, occupancy expense and office expense increased by $134,087, or 10.80%, for the three months ended March 31, 1999, as compared to March 31, 1998. Personnel expenses increased $81,387 to $1,024,092 for the three months ended March 31, 1999 as compared to March 31, 1998. About half of the increase was due to normal annual payroll adjustments which were implemented June 1, 1998. In addition, various computer projects were initiated since March 31, 1998, which created need for additional computer technicians. Occupancy expense increased less than 10% and no unusual items specifically caused the small increase.
Office expense increased $38,639 to $175,807 for the three months ended
March 31, 1999 as compared to March 31, 1998. Most of the increase was attributable to postage and telephone. Neither expense account had unusual items causing the increase.

Income Taxes
Income tax credit or expense represents 39.89% and 33.81% of income before income taxes and minority interest for the three months ended March 31, 1999 and 1998, respectively. The Company does not anticipate income to surpass the top income tax bracket. As a result of the availability of recoverable income taxes paid in recent years, no valuation allowance is required for recorded deferred tax assets.

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

Net cash provided by operating activities increased by $922,324 to $498,101 for the three months ended March 31, 1999, as compared to March 31, 1998. The increase in cash provided by operations was mainly attributable to a decrease in receivables, an increase in accounts payable and accrued expenses, an increase in unearned premiums and administration fees, and an increase in contingency reserves payable for the three months ended March 31, 1999 as compared to March 31, 1998. There was no payment of contingency reserves payable to Class A stockholders for the three months ended March 31, 1999, which caused the increase in the balance for contingency reserves payable. The other accounts which changed are all a factor of billing and payment cycles which fluctuate, but are not unusual in nature. Cash flows have been provided from proceeds on the maturities of certificates of deposits. Most of the certificates of deposits which matured were reinvested into new certificates of deposits, which offset most of the cash flow received on the maturities. The purchase of property and equipment also offset the cash flows.

The Company is not contractually obligated to pay out the contingency reserve withheld but has historically elected to pay out a majority of the amounts withheld. Dividends paid on Class C stock was $73,267 for the three months ended March 31, 1999. Future dividend payment is dependent on operations and liquidity of the Company. The Company believes that cash flow generated by operations, withholding of contingency reserve payables, cash on hand, and short-term investment balances will be sufficient to fund operations, pay out the projected contingency reserves payable, and pay dividends on the Class C common stock.

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

Based on the Company's review of its computer systems, management believes the cost of the remediation effort to make the systems Year 2000 compliant is approximately $175,000, which includes approximately 1,850 to 2,100 hours expected to be incurred by Company personnel related to Year 2000 issues with a projected cost of approximately $106,000. Such costs will be charged against income as they are incurred. Total Year 2000 costs incurred through March 31, 1999 were approximately $136,000.

Currently, no contingency plan has been finalized, but planning is in process. A finalized plan is estimated to be in place by July, 1999.

LITIGATION

During 1998, a substantial claim was filed against the Company in circuit court which alleges wrongful non-renewal of a sales agency contract and seeks compensatory and punitive damages. As of May 1999, the lawsuit is in the discovery stage. Management believes the lawsuit is without merit and the Company will vigorously defend itself in this matter.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company does not have any material risk as defined by Item 305 of Regulation S-K. The Company has market risk with its cash and investments, but due to the conservative nature of the invested assets, management feels that the market risk is limited.

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

South Dakota State Medical Holding Company, Incorporated
                     (Registrant)



Date:_04/13/1999___                 By:   _/s/Robert D. Johnson__
                                          Robert D. Johnson
                                          Chief Executive Officer
                                          (Duly Authorized Officer)


Date:_04/13/1999___                 By:   _/s/Kirk J. Zimmer_____
                                          Kirk J. Zimmer
                                          Senior Vice President
                                          (Principal Financial Officer)

[ARTICLE] 7

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-END]                               MAR-31-1999
[DEBT-HELD-FOR-SALE]                                 0
[DEBT-CARRYING-VALUE]                        5,031,548
[DEBT-MARKET-VALUE]                          5,135,353
[EQUITIES]                                     304,800
[MORTGAGE]                                           0
[REAL-ESTATE]                                        0
[TOTAL-INVEST]                               5,336,348
[CASH]                                       5,714,750
[RECOVER-REINSURE]                              48,500
[DEFERRED-ACQUISITION]                               0
[TOTAL-ASSETS]                              14,491,172
[POLICY-LOSSES]                              4,272,124
[UNEARNED-PREMIUMS]                          1,097,588
[POLICY-OTHER]                                       0
[POLICY-HOLDER-FUNDS]                                0
[NOTES-PAYABLE]                                      0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                     12,510
[COMMON]                                        15,058
[OTHER-SE]                                   4,776,770
[TOTAL-LIABILITY-AND-EQUITY]                14,491,172
[PREMIUMS]                                   8,281,038
[INVESTMENT-INCOME]                            125,310
[INVESTMENT-GAINS]                                   0
[OTHER-INCOME]                                 981,937
[BENEFITS]                                   7,656,802
[UNDERWRITING-AMORTIZATION]                          0
[UNDERWRITING-OTHER]                           361,084
[INCOME-PRETAX]                               (629,205)
[INCOME-TAX]                                  (251,000)
[INCOME-CONTINUING]                           (379,685)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (379,685)
[EPS-PRIMARY]                                     (.26)
[EPS-DILUTED]                                     (.26)
[RESERVE-OPEN]                               4,409,622
[PROVISION-CURRENT]                          7,437,783
[PROVISION-PRIOR]                              219,019
[PAYMENTS-CURRENT]                           4,429,284
[PAYMENTS-PRIOR]                             4,347,865
[RESERVE-CLOSE]                              4,272,124
[CUMULATIVE-DEFICIENCY]                        291,019