Form 10-Q
period 1999-06-30
SOUTH DAKOTA STATE MEDICAL HOLDING CO INC
filed 1999-08-13
CIK 919176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1999

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
YES X    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                            Outstanding at July 26, 1999
Class C Common Stock                              1,438,048








  SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
                               FORM 10-Q

                                 INDEX

                                                                Page Number

Part 1.  Financial Information (unaudited)

   Item 1.  Financial Statements

     Consolidated Balance Sheets at
     June 30, 1999 and December 31, 1998                             2

     Consolidated Statements of Operations for
     the Three and Six Months Ended June 30, 1999 and 1998           3

     Consolidated Statement of Stockholders' Equity
     for the Six Months Ended June 30, 1999                          4

     Consolidated Statements of Cash Flows
     for the Six Months Ended June 30, 1999 and 1998                 5

     Notes to Consolidated Financial Statements                    6-7

   Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations               7-11

   Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk                                       11

Part II.  Other Information                                         12

   Item 1.  Legal Proceedings                                       12

   Item 2.  Changes in Securities                                   12

   Item 3.  Default Upon Senior Securities                          12

   Item 4.  Submission of Matters to a Vote
            of Security Holders                                     12

   Item 5.  Other Information                                       12

   Item 6.  Exhibits and Reports on Form 8-K                        12

   Signatures                                                       12

                       PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                            CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                        June 30,    December 31,
             ASSETS                                       1999          1998
Cash and cash equivalents                           $  4,744,003   $  5,372,457
Investments in securities held to maturity               590,133        405,094
Certificates of deposit                                  500,000        575,000
Receivables                                            1,455,587      1,252,780
Prepaids and other assets                                 66,262        153,930
Deferred income taxes                                    645,000        647,000
                                                    -------------  -------------
  Total current assets                              $  8,000,985   $  8,406,261
                                                    -------------  -------------
Investment in securities held to maturity           $  3,154,628   $  3,567,422
Investments in securities available for sale             297,000        305,700
Pledged certificates of deposit                          500,000        500,000
Certificate of deposit                                    50,000         50,000
Cash surrender value of life insurance                   110,000        100,000
                                                    -------------  -------------
  Total long-term investments                       $  4,111,628   $  4,523,122
                                                    -------------  -------------
Property and equipment, net of accum. depreciation  $  1,079,776   $    913,006
                                                    -------------  -------------
Deferred income taxes                               $    457,000   $    435,000
                                                    -------------  -------------
                                                    $ 13,649,389   $ 14,277,389
                                                    =============  =============
             LIABILITIES
Reported and unreported claims payable              $  4,402,019   $  4,409,622
Unearned premiums and administration fees                946,883        839,043
Accounts payable and accrued expenses                  1,110,226        727,925
Contingency reserves payable                           1,300,000      1,300,000
                                                    -------------  -------------
  Total current liabilities                         $  7,759,128   $  7,276,590
Contingency reserves payable                           2,001,912      1,390,568
                                                    -------------  -------------
  Total liabilities                                 $  9,761,040   $  8,667,158
                                                    -------------  -------------
Minority interest in subsidiary                     $    351,637   $    350,606
                                                    -------------  -------------
        STOCKHOLDERS' EQUITY
Class A preferred stock, issued 1,097 shares        $     10,970   $     11,050
Class B preferred stock, issued 1,300 shares               1,300          1,300
Class C common stock, issued 1,505,760 shares             15,058         15,058
Additional paid-in capital                             3,749,342      3,749,342
Retained earnings                                        312,779      1,771,993
Accumulated other comprehensive income                   (20,580)        (8,638)
Treasury Stock, Class C common stock                    (532,157)      (280,480)
                                                    -------------  -------------
                                                    $  3,536,712   $  5,259,625
                                                    -------------  -------------
                                                    $ 13,649,389   $ 14,277,389
                                                    =============  =============

See Notes to Consolidated Financial Statements.

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                   Three Months Ended June 30, Six Months Ended June 30,
                                      1999          1998          1999          1998
Revenues:
  Premiums, net of reins. ceded   $  8,387,829  $  8,829,883  $ 16,668,867  $ 18,050,866
  Third party administration fees      770,088       722,542     1,542,738     1,549,836
  Investment income                    127,817       155,746       253,127       303,377
  Other income                         153,033       187,591       292,544       342,234
                                  ------------- ------------- ------------- -------------
     Total revenues               $  9,438,767  $  9,895,762  $ 18,757,276  $ 20,246,313
                                  ------------- ------------- ------------- -------------
Operating expenses:
  Claims incurred,
    net of reins. recoveries      $  8,332,346  $  7,152,935  $ 15,989,148  $ 18,156,785
  Personnel expense                  1,045,355       957,290     2,069,447     1,899,995
  Commissions                          353,524       367,384       714,608       763,314
  Professional fees expense            349,501       266,547       608,665       524,098
  Office expense                       220,997       160,990       396,804       298,158
  Advertising                          190,066        96,557       299,644       234,970
  Occupancy expense                    195,710       183,714       371,708       345,651
  State insurance taxes                101,713       120 364       193,984       234,138
  Other general and
    administrative expenses            107,264        63,616       200,182       144,516
                                  ------------- ------------- ------------- -------------
     Total operating expenses     $ 10,896,476  $  9,369,397  $ 20,844,190  $ 19,601,625
                                  ------------- ------------- ------------- -------------

Income (loss) before income taxes
  and minority interest           $ (1,457,709) $    526,365  $ (2,086,914) $    644,688

Income taxes (credits)                (451,000)      175,000      (702,000)      215,000
                                  ------------- ------------- ------------- -------------
Income (loss) before minority
  interest                        $ (1,006,709) $    351,365  $ (1,384,914) $    429,688
Minority interest in income
  (loss) of subsidiary                    (448)       (3,416)        1,033        (5,216)
                                  ------------- ------------- ------------- -------------
     Net income (loss)            $ (1,006,261) $    354,781  $ (1,385,947) $    434,904
                                  ============= ============= ============= =============

Earnings (loss) per common share  $      (0.69) $       0.24  $      (0.95) $       0.29
                                  ============= ============= ============= =============

Weighted average number of
  common shares outstanding          1,460,548     1,493,884     1,462,933     1,499,789
                                  ============= ============= ============= =============

See Notes to Consolidated Financial Statements.

                        SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                   CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                           SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)

                                                           Accumulated
                                  Additional                  Other
                        Capital    Paid-In      Retained  Comprehensive Treasury
                         Stock     Capital      Earnings      Income      Stock     Total
Balance,
December 31, 1998       $27,408   $3,749,342   $1,771,993   $ (8,638)  $(280,480)  $5,259,625
  Issuance of Class A
    preferred stock         250           --           --         --          --          250
  Redemption of Class A
    preferred stock        (330)          --           --         --          --         (330)
  Treasury stock
    purchased at cost        --           --           --         --    (251,677)    (251,677)
  Dividends paid on
    Class C common
    stock                    --           --      (73,267)        --          --      (73,267)
  Comprehensive loss:
    Net loss                 --           --   (1,385,947)        --          --
    Net change in un-
      realized loss on
      securities avail-
      able for sale          --           --           --    (11,942)         --
    Comprehensive loss       --           --           --         --          --   (1,397,889)
                        --------  -----------  -----------  ---------  ----------  -----------
Balance,June 30, 1999   $27,328   $3,749,342   $  312,779   $(20,580)  $(532,157)  $3,536,712
                        ========  ===========  ===========  =========  ==========  ===========

See Notes to Consolidated Financial Statements.

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Six Months Ended June 30,
                                                          1999           1998
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net income (loss)                                 $ (1,385,947)   $   434,904
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation                                         165,667        146,110
    Minority interest in income (loss)
      of subsidiary                                        1,033         (5,216)
    Amortization of discounts and premiums
      on investments, net                                (66,122)       (70,389)
    Loss on disposal of equipment                             --          3,381
    (Increase) decrease in receivables                  (202,807)       205,842
    Decrease in prepaids and other assets                 87,668         43,503
    (Increase) decrease in deferred income taxes         (20,000)        26,000
    Increase (decrease) in reported and
      unreported claims payable                           (7,603)        25,454
    Increase in accounts payable and accrued
      expenses                                           107,840        232,398
    Increase in unearned premiums and
      administration fees                                382,301        260,170
    Increase in contingency reserve payable              611,344        228,565
                                                    -------------  -------------
Net cash provided by (used in) operating activities $   (326,626)  $  1,530,722
                                                    -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available for sale         $     (3,243)  $     (3,050)
  Held to maturity securities:
    Matured                                              250,000        765,000
    Purchased                                                 --             --
  Repayments on collateralized mortgage obligations       43,876        113,926
  Proceeds from maturities of certificates of deposit    775,000        875,000
  Purchase of certificates of deposit                   (700,000)      (775,000)
  (Increase) in cash surrender value of life insurance   (10,000)        (9,000)
  Purchase of property and equipment                    (332,437)      (107,625)
  Proceeds from the sale of property and equipment            --             --
                                                    -------------  -------------
Net cash provided by investing activities           $     23,196   $    859,251
                                                    -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of capital stock           $        250   $         80
  Redemption of capital stock                               (330)            --
  Payment of dividends                                   (73,267)       (73,487)
  Purchase of treasury stock                            (251,677)      (250,000)
                                                    -------------  -------------
Net cash used in financing activities               $   (325,024)  $   (323,407)
                                                    -------------  -------------
Increase (decrease) in cash and cash equivalents    $   (628,454)  $  2,066,566
CASH AND CASH EQUIVALENTS
Beginning                                              5,372,457      4,467,754
                                                    -------------  -------------
Ending                                              $  4,744,003   $  6,534,320
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

Period Ended June 30, 1999

---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 16,769,809  $ 1,640,446  $ 347,021    $ 18,757,276
Segment profit (loss)                (1,149,026)    (170,283)   (66,638)     (1,385,947)
Segment assets                       11,997,257    1,961,147    523,985      14,482,389

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

The Company contracts with over 98% of the physicians in the state of South Dakota, 100% of the hospitals in the state of South Dakota, and many other health care providers to provide medical services to its enrollees. At June 30, 1999, the Company's HMO enrollment is approximately 22,700 enrollees, while its subsidiary DAS has enrollment of approximately 53,200 enrollees under its Administrative Services Only (ASO) business. DHP currently has no enrollees and is in the process of formally dissolving. All the enrollees from DHP's former clients have been enrolled as DAS clients.

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



COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

General
The Company's net income decreased $1,820,851 to a net loss of $1,385,947 for the six months ended June 30, 1999, as compared to net income of $434,904 for the six months ended June 30, 1998. This decrease was due primarily to a decrease in total revenues of $1,489,037, and a net increase of $1,242,565 in operating expenses. Income taxes offset these losses by decreasing $917,000 to a benefit of $702,000 for the six months ended
June 30, 1999.

Revenues
Total revenues decreased $1,489,037, or 7.35%, for the six months ended
June 30, 1999, as compared to June 30, 1998. The revenues from the net premiums generated by the health maintenance organization decreased $1,381,999, or 7.66%. This decrease is attributable to a 10.65% decrease in the number of enrollees, but was partially offset by a 3.24% increase in the premiums earned per enrollee for the six months ended June 30, 1999, as compared to June 30, 1998. Revenues from the third party administration(TPA) fees decreased by $7,098, even though there was an increase in membership. The net decrease was caused by a larger decrease in revenues earned per enrollee as compared to the net increase in the number of enrollees.

Operating Expenses
Total operating expenses increased $1,242,565, or 6.34%, for the six months ended June 30, 1999, as compared to June 30, 1998. This was due to an increase in claims incurred, personnel expense, professional fees expense, advertising, occupancy expense, office expense, and other general and administrative expenses, but was offset by commissions and state insurance premiums.

Net claims expense increased by $832,363, or 5.49%. Average claims per per enrollee increased by 17.74% for the six months ended June 30, 1999, as compared to June 30, 1998, while the number of enrollees decreased by 10.65%. The overall effect was a net increase in the claims expense. Personnel expense increased $169,452, or 8.92% for the six months ended
June 30, 1999 as compared to June 30, 1998. Factors effecting personnel expense was annual employee wage increases and the addition of additional computer technicians needed to complete the additional projects.
Professional fees expense increased by $84,567, or 16.14% for the six months ended June 30, 1999 as compared to June 30, 1998 due to an additional contract, which enables us to reduce our claims costs for certain types of claims this year and in the future. Advertising, occupancy expense, office expense, and other general and administrative expense increased by a total of $245,043, or 23.95%. Advertising, postage and telephone were the accounts with the largest increases. Advertising increased because of a new ad campaign, while the postage and telephone increases were due to additional communications with customers and data line additions for the computer communications between offices. Commissions and state insurance premiums decreased $88,860, or 8.91%, for the six months ended June 30, 1999, as compared to June 30, 1998. Commissions and state insurance premiums are directly related to premiums received and thus decreased because of the decreased revenues.

Income Taxes
Income tax credits or expense represents 33.64% and 33.35% of loss or income before income taxes and minority interest for the six months ended June 30, 1999 and 1998, respectively. The Company does not anticipate income to surpass the top income tax bracket. As a result of the availability of recoverable income taxes paid in recent years, no valuation allowance is required for recorded deferred tax assets.

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

Net cash provided by operating activities decreased by $1,857,348 resulting in net cash used in operating activities of $326,626 for the six months ended June 30, 1999, as compared to June 30, 1998. The decrease in cash was mainly attributable to a decrease in net income of $1,820,851 to a net loss of $1,385,947 for the six months ended June 30, 1999 as compared to June 30, 1998. Contingency reserves increased $382,779 for the six months ended June 30, 1999 as compared to June 30, 1998, due to the fact that no payments were made to physicians for the six months ending June 30, 1999.
The other operating accounts offset the reserve increase by decreasing $419,276 for the six months ended June 30, 1999 as compared to June 30, 1998. These other accounts are all a factor of billing and payment cycles which fluctuate, but are not unusual in nature. Cash flows have been provided from proceeds on the maturities of certificates of deposits, but most of these matured certificates of deposits were reinvested into new certificates of deposits. The resulting net cash provided by the matured certificates of deposits was $75,000. The purchase of property and equipment offset the cash flows in the amount of $332,437, which increased by $224,812 for the six months ended June 30, 1999 as compared to June 30, 1998.

The Company is not contractually obligated to pay out the contingency reserve withheld but has historically elected to pay out a majority of the amounts withheld. Dividends paid on Class C stock was $73,267 for the six months ended June 30, 1999. Future dividend payment is dependent on operations and liquidity of the Company. The Company believes that cash flow generated by operations, withholding of contingency reserve payables, cash on hand, and short-term investment balances will be sufficient to fund operations, pay out the projected contingency reserves payable, and pay dividends on the Class C common stock.

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

DAKOTACARE has prepared a four step plan in completing the Year 2000 evaluation. The four phases are: identify corporate assets, assess the related risks to each category of corporate assets, test required changes, and implement changes. Currently, all phases are 99% completed. As part of phase one and two, vendors, service providers and suppliers were identified as a risk to corporate assets. In phase three, testing was completed with all the third parties and their readiness for the Year 2000. At this time, management feels that there should be no significant problems associated with these third parties due to the testing completed.

The Company's management feels that the worst case scenario would be the potential that the local utilities are without service for up to one week.
If this should happen, it would force the Company and the surrounding community to close the operations until power is restored. Since all of the claims activity is generated by hospitals, physicians and other third parties, we expect the volume will decrease during the power outages. The Company can manually process claims and pay checks. With decreased volume, the most urgent functions could be completed. Claims might be delayed in processing due to the power outage, but the delay would not be significant. Recently, advertising statements by the local electric utility company claim that they are Year 2000 compliant, which gives the Company more confidence that the risk is minimized. An additional problem that would compound the worst case scenario is that the Year 2000 analysis work prepared by the Company is inaccurate for both internal and external systems. The main problem would still be the fact that claims processing and payments would be delayed until the problems are corrected. Management doesn't feel that a problem of this nature would take more than 3-4 weeks to correct. Even though claims are delayed, the fact that most of the physicians who submit claims to the Company are also shareholders of the Company is a mitigating factor. The close relationships with the providers will help during the correction process. Once corrections are made to the system, processing the delayed claims and the current claims will be a priority. Extra labor hours would enable the process to be completed within an additional 3-4 weeks after the problem in the system is corrected.

The contingency plan is in process, but not completed. Recently, the Division of Insurance required a third party review of our Year 2000 plan. In their opinion, the partial plan in place is good. The risks have been identified and most of the tests performed, but the contingency plan for the risk items still needs to be determined. Most of the risks have been mitigated as determined from the tests performed and changes that have been implemented. Once all the changes needed are implemented, the contingency planning should be nearly complete. In light of this, the finalized contingency plan will be completed by October 1999.

Based on the Company's review of its computer systems, management believes the remaining cost of the remediation effort to make the systems year 2000 compliant is approximately $75,000. Such costs will be charged against income as they are incurred.

In addition, in January 1999, the Company entered into a sales license and service agreement (Agreement) to purchase certain computer equipment and other related items, and to obtain a license for certain software and programs. Total amounts committed under this Agreement are approximately $215,000. The items are currently being implemented and expect to be in use during September 1999. The items purchased are for claims processing and are warranted to be Year 2000 compliant.

LITIGATION

During 1998, a substantial claim was filed against the Company in circuit court which alleges wrongful non-renewal of a sales agency contract and seeks compensatory and punitive damages. As of July 1999, the lawsuit is in the discovery stage. Management believes the lawsuit is without merit and the Company will vigorously defend itself in this matter.


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

South Dakota State Medical Holding Company, Incorporated
                     (Registrant)



Date:__08/11/99____                 By:   /s/_Robert D. Johnson__
                                          Robert D. Johnson
                                          Chief Executive Officer
                                          (Duly Authorized Officer)


Date:__08/11/99____                 By:   /s/_Kirk J. Zimmer_____
                                          Kirk J. Zimmer
                                          Senior Vice President
                                          (Principal Financial Officer)