Form 10-Q
period 1999-09-30
SOUTH DAKOTA STATE MEDICAL HOLDING CO INC
filed 1999-11-15
CIK 919176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1999

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
YES X    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                            Outstanding at November 2, 1999
Class C Common Stock                              1,432,948

  SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
                               FORM 10-Q

                                 INDEX

                                                                Page Number

Part 1.  Financial Information (unaudited)

   Item 1.  Financial Statements

     Consolidated Balance Sheets at
     September 30, 1999 and December 31, 1998                        2

     Consolidated Statements of Operations for
     the Three and Nine Months Ended September 30, 1999 and 1998     3

     Consolidated Statement of Stockholders' Equity
     for the Nine Months Ended September 30, 1999                    4

     Consolidated Statements of Cash Flows
     for the Nine Months Ended September 30, 1999 and 1998           5

     Notes to Consolidated Financial Statements                    6-7

   Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations               7-12

   Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk                                       12

Part II.  Other Information                                         13

   Item 1.  Legal Proceedings                                       13

   Item 2.  Changes in Securities                                   13

   Item 3.  Default Upon Senior Securities                          13

   Item 4.  Submission of Matters to a Vote
            of Security Holders                                     13

   Item 5.  Other Information                                       13

   Item 6.  Exhibits and Reports on Form 8-K                        13

   Signatures                                                       13

                       PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                            CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                    September 30,  December 31,
             ASSETS                                       1999          1998
Cash and cash equivalents                           $  4,743,095   $  5,372,457
Investments in securities held to maturity               527,440        405,094
Certificates of deposit                                  500,000        575,000
Receivables                                            1,299,912      1,252,780
Prepaids and other assets                                 61,094        153,930
Deferred income taxes                                    348,000        647,000
                                                    -------------  -------------
  Total current assets                              $  7,479,541   $  8,406,261
                                                    -------------  -------------
Investment in securities held to maturity           $  3,034,385   $  3,567,422
Investments in securities available for sale             293,600        305,700
Pledged certificates of deposit                          500,000        500,000
Certificate of deposit                                    50,000         50,000
Cash surrender value of life insurance                   116,000        100,000
                                                    -------------  -------------
  Total long-term investments                       $  3,993,985   $  4,523,122
                                                    -------------  -------------
Property and equipment, net of accum. depreciation  $  1,102,874   $    913,006
                                                    -------------  -------------
Deferred income taxes                               $     13,000   $    435,000
                                                    -------------  -------------
                                                    $ 12,589,400   $ 14,277,389
                                                    =============  =============
             LIABILITIES
Reported and unreported claims payable              $  4,525,056   $  4,409,622
Unearned premiums and administration fees                815,968        839,043
Accounts payable and accrued expenses                    782,694        727,925
Contingency reserves payable                             650,000      1,300,000
                                                    -------------  -------------
  Total current liabilities                         $  6,773,718   $  7,276,590
Contingency reserves payable                           3,004,590      1,390,568
                                                    -------------  -------------
  Total liabilities                                 $  9,778,308   $  8,667,158
                                                    -------------  -------------
Minority interest in subsidiary                     $    352,821   $    350,606
                                                    -------------  -------------
        STOCKHOLDERS' EQUITY
Class A preferred stock, issued 1,130 shares        $     11,300   $     11,050
Class B preferred stock, issued 1,300 shares               1,300          1,300
Class C common stock, issued 1,505,760 shares             15,058         15,058
Additional paid-in capital                             3,749,342      3,749,342
Retained earnings                                       (713,793)     1,771,993
Accumulated other comprehensive income                   (25,757)        (8,638)
Treasury Stock, Class C common stock                    (579,179)      (280,480)
                                                    -------------  -------------
                                                    $  2,458,271   $  5,259,625
                                                    -------------  -------------
                                                    $ 12,589,400   $ 14,277,389
                                                    =============  =============

See Notes to Consolidated Financial Statements.

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three Months Ended         Nine Months Ended
                                          September 30,               September 30,
                                      1999          1998          1999          1998
Revenues:
  Premiums, net of reins. ceded   $  8,670,970  $  8,785,362  $ 25,339,837  $ 26,836,228
  Third party administration fees      772,950  $    738,790     2,315,688     2,288,626
  Investment income                    123,223       157,360       376,350       460,737
  Other income                         152,316       135,327       444,860       477,561
                                  ------------- ------------- ------------- -------------
     Total revenues               $  9,719,459  $  9,816,839  $ 28,476,735  $ 30,063,152
                                  ------------- ------------- ------------- -------------
Operating expenses:
  Claims incurred,
    net of reins. recoveries      $  7,745,387  $  7,259,757  $ 23,734,535  $ 22,416,542
  Personnel expense                  1,048,217       986,612     3,117,664     2,886,607
  Commissions                          325,965       356,708     1,040,573     1,120,022
  Professional fees expense            252,102       238,355       860,767       762,453
  Office expense                       153,890       162,205       550,694       460,363
  Advertising                           28,600        53,424       328,244       288,394
  Occupancy expense                    145,104       173,191       516,812       518,842
  State insurance taxes                127,517       110,302       321,501       344,440
  Other general and
    administrative expenses            138,066       166,680       338,248       311,196
                                  ------------- ------------- ------------- -------------
     Total operating expenses     $  9,964,848  $  9,507,234  $ 30,809,038  $ 29,108,859
                                  ------------- ------------- ------------- -------------

Income (loss) before income taxes
  and minority interest           $   (245,389) $    309,605  $ (2,332,303) $    954,293

Income taxes                           780,000        50,775        78,000       265,775
                                  ------------- ------------- ------------- -------------
Income (loss) before minority
  interest                        $ (1,025,389) $    258,830  $ (2,410,303) $    688,518
Minority interest in income
  (loss) of subsidiary                   1,183        (1,339)        2,216        (6,555)
                                  ------------- ------------- ------------- -------------
     Net income (loss)            $ (1,026,572) $    260,169  $ (2,412,519) $    695,073
                                  ============= ============= ============= =============

Earnings (loss) per common share  $      (0.71) $       0.18  $      (1.66) $       0.47
                                  ============= ============= ============= =============

Weighted average number of
  common shares outstanding          1,436,052     1,467,111     1,453,874     1,488,777
                                  ============= ============= ============= =============

See Notes to Consolidated Financial Statements.

                        SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                   CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                        NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)

                                                           Accumulated
                                  Additional                  Other
                        Capital    Paid-In      Retained  Comprehensive Treasury
                         Stock     Capital      Earnings      Income      Stock     Total
Balance,
December 31, 1998       $27,408   $3,749,342   $1,771,993   $ (8,638)  $(280,480)  $5,259,625
  Issuance of Class A
    preferred stock         630           --           --         --          --          630
  Redemption of Class A
    preferred stock        (380)          --           --         --          --         (380)
  Treasury stock
    purchased at cost        --           --           --         --    (298,699)    (298,699)
  Dividends paid on
    Class C common
    stock                    --           --      (73,267)        --          --      (73,267)
  Comprehensive loss:
    Net loss                 --           --   (2,412,519)        --          --
    Net change in un-
      realized loss on
      securities avail-
      able for sale          --           --           --    (17,119)         --
    Comprehensive loss       --           --           --         --          --   (2,429,638)
                        --------  -----------  -----------  ---------  ----------  -----------
Balance,Sept. 30, 1999  $27,658   $3,749,342   $ (713,793)  $(25,757)  $(579,179)  $2,458,271
                        ========  ===========  ===========  =========  ==========  ===========

See Notes to Consolidated Financial Statements.

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Nine Months Ended Sept. 30,
                                                          1999           1998
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net income (loss)                                 $ (2,412,519)   $   695,073
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation                                         257,320        220,053
    Minority interest in income (loss)
      of subsidiary                                        2,216         (6,555)
    Amortization of discounts and premiums
      on investments, net                               (100,924)      (104,748)
    Loss on disposal of equipment                             --          3,381
    (Increase) decrease in receivables                   (47,132)         6,069
    Decrease (increase) in prepaids and other assets      92,836         (4,111)
    Decrease in deferred income taxes                    721,000         48,000
    Increase in reported and unreported
      claims payable                                     115,434         26,999
    (Decrease) increase in accounts payable and
      accrued expenses                                   (23,075)        65,955
    Increase in unearned premiums and
      administration fees                                 54,769        154,294
    Increase (decrease) in contingency reserve payable   964,022        (32,706)
                                                    -------------  -------------
Net cash provided by (used in) operating activities $   (376,053)  $  1,071,704
                                                    -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available for sale         $     (5,019)  $     (4,716)
  Held to maturity securities:
    Matured                                              460,000        765,000
    Purchased                                                 --             --
  Repayments on collateralized mortgage obligations       51,614        233,967
  Proceeds from maturities of certificates of deposit  1,175,000      1,075,000
  Purchase of certificates of deposit                 (1,100,000)      (975,000)
  (Increase) in cash surrender value of life insurance   (16,000)       (12,000)
  Purchase of property and equipment                    (447,188)      (162,859)
  Proceeds from the sale of property and equipment            --             --
                                                    -------------  -------------
Net cash provided by investing activities           $    118,407   $    919,392
                                                    -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of capital stock           $        630   $        440
  Redemption of capital stock                               (380)            --
  Payment of dividends                                   (73,267)       (73,487)
  Purchase of treasury stock                            (298,699)      (280,480)
                                                    -------------  -------------
Net cash used in financing activities               $   (371,716)  $   (353,527)
                                                    -------------  -------------
Increase (decrease) in cash and cash equivalents    $   (629,362)  $  1,637,569
CASH AND CASH EQUIVALENTS
Beginning                                              5,372,457      4,467,754
                                                    -------------  -------------
Ending                                              $  4,743,095   $  6,105,323
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

The Company evaluates performance and allocates resources based on net income determined under generally accepted accounting principles. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies as indicated in the Company's 1998 Annual Consolidated Financial Statements. The Company allocates payroll costs incurred based on the activities of admitting new enrollees and in adjudicating claims. The HMO segment profit includes the equity in earnings
(loss) of the TPA and reinsurance segments. Intersegment revenues primarily relate to equipment rental charges which are based on the respective segment's underlying cost.

The Company's reportable segments are derived from the operations of the Company and subsidiaries that offer different products. The reportable segments are managed separately because they provide distinct services.

Period Ended September 30, 1999
---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 25,506,217  $ 2,464,206  $ 506,312    $ 28,476,735
Segment profit (loss)                (2,062,556)    (177,399)  (172,564)     (2,412,519)
Segment assets                       10,428,619    1,630,102    530,679      12,589,400

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

The Company contracts with over 98% of the physicians in the state of South Dakota, 100% of the hospitals in the state of South Dakota, and many other health care providers to provide medical services to its enrollees. At September 30, 1999, the Company's HMO enrollment is approximately 23,200 enrollees, while its subsidiary DAS has enrollment of approximately 55,700 enrollees under its Administrative Services Only (ASO) business. DHP currently has no enrollees and is in the process of formally dissolving. All the enrollees from DHP's former clients have been enrolled as DAS clients.

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

General
The Company's net income decreased $1,286,741 to a net loss of $1,026,572 for the three months ended September 30, 1999, as compared to net income of $260,169 for the three months ended September 30, 1998. This decrease was due primarily to a decrease in total revenues of $97,380, a net increase of $457,614 in operating expenses, and a net increase of $730,775 in income tax expenses.

Revenues
Total revenues decreased $97,380, or 0.99%, for the three months ended September 30, 1999, as compared to September 30, 1998. The revenues from the net premiums generated by the health maintenance organization decreased $114,392, or 1.30%. This decrease is attributable to a 3.88% decrease in the number of enrollees, but was partially offset by a 2.68% increase in the premiums earned per enrollee for the three months ended September 30, 1999, as compared to September 30, 1998. Revenues from the third party administration(TPA) fees increased by $34,160, or 4.62%, while investment income decreased $34,137, or 21.69% for the three months ended September
30, 1999 as compared September 30, 1998. Investment income decreased due to the decrease in interest rates in short term funds.

Operating Expenses
Total operating expenses increased $457,614, or 4.81%, for the three months ended September 30, 1999, as compared to September 30, 1998. This was due to an increase in claims incurred, personnel expense, professional fees expense, and state insurance premiums, but was offset by commissions, advertising, office expense, and other general and administrative expense.

Net claims expense increased by $485,630, or 6.69%. Average claims per enrollee increased by 11.00% for the three months ended September 30, 1999, as compared to September 30, 1998, while the number of enrollees decreased by 3.88%. The overall effect was a net increase in the claims expense. Personnel expense increased $61,605, or 6.24% for the three months ended September 30, 1999 as compared to September 30, 1998. Factors effecting personnel expense were annual employee wage increases and the addition of additional computer technicians needed to complete additional projects. Professional fees expense and state insurance premiums increased by a total of $30,962, or 8.88% for the three months ended September 30, 1999 as compared to September 30, 1998 due to varying factors. Commissions decreased $30,743, or 8.62% for the three months ended September 30, 1999 as compared to September 30, 1998, due to reduced premiums received during the period. Advertising, occupancy expense, office expense, and other general and administrative expense decreased by a total of $89,840, or 16.17, due to timing of expenses paid and other varying factors.

Income Taxes
Income tax expense represents a negative 317.86% of loss and 16.40% of income before income taxes and minority interest for the three months ended September 30, 1999 and 1998, respectively. The negative percentage for the current period resulted from an entry to income tax expense in adjusting deferred taxes. A valuation allowance of $913,000 for deferred tax assets was recorded for September 30, 1999, due to a lack of the availability of recoverable income taxes paid in for the two years prior to September 30, 1999. At September 30, 1998, no valuation allowance was required.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

General
The Company's net income decreased $3,107,592 to a net loss of $2,412,519 for the nine months ended September 30, 1999, as compared to net income of $695,073 for the nine months ended September 30, 1998. This decrease was due primarily to a decrease in total revenues of $1,586,417, and a net increase of $1,700,179 in operating expenses. Income taxes offset these losses by decreasing $187,775 to $78,000 for the nine months ended September 30, 1999. The Company has recorded a valuation allowance for the deferred tax benefit related to losses before income taxes for the period ended September 30, 1999.

Revenues
Total revenues decreased $1,586,417, or 5.28%, for the nine months ended September 30, 1999, as compared to September 30, 1998. The revenues from the net premiums generated by the health maintenance organization decreased $1,462,759, or 5.56%. This decrease is attributable to an 8.48% decrease in the number of enrollees, but was partially offset by a 3.19% increase in the premiums earned per enrollee for the nine months ended September 30, 1999, as compared to September 30, 1998. Revenues from the third party administration(TPA) fees increased by $36,880, or 1.62%, while membership increased 8.66%. The revenues increased by a smaller percentage when compared to the enrollment increase due to the lesser amount of revenues earned per enrollee when comparing the two periods.

Operating Expenses
Total operating expenses increased $1,700,179, or 5.84%, for the nine months ended September 30, 1999, as compared to September 30, 1998. This was due to an increase in claims incurred, personnel expense, professional fees expense, advertising, office expense, and other general and administrative expenses, but was offset by commissions and state insurance premiums.

Net claims expense increased by $1,317,993, or 5.88%. Average claims per enrollee increased by 15.68% for the nine months ended September 30, 1999, as compared to September 30, 1998, while the number of enrollees decreased by 8.48%. The overall effect was a net increase in the claims expense. Personnel expense increased $231,057, or 8.00% for the nine months ended September 30, 1999 as compared to September 30, 1998. Factors effecting personnel expense was annual employee wage increases and the addition of additional computer technicians needed to complete additional projects. Professional fees expense increased by $98,314, or 12.89% for the nine months ended September 30, 1999 as compared to September 30, 1998 due to an additional contract, which enables the Company to reduce claims costs for certain types of claims this year and in the future. Advertising, office expense, and other general and administrative expense increased by a total of $157,233, or 14.83%. Advertising, postage, printing, and telephone were the accounts with the largest increases. Advertising increased because of the timing of a new ad campaign, while the postage, printing and telephone increases were due to additional communications with customers and data line additions for the computer communications between offices. Commissions and state insurance premiums decreased $102,388, or 6.99%, for the nine months ended
September 30, 1999, as compared to September 30, 1998. Commissions and state insurance premiums are directly related to premiums received and thus decreased because of the decreased revenues.

Income Taxes
Income tax expense represents a negative 3.34% of loss and 27.85% of income before income taxes and minority interest for the nine months ended September 30, 1999 and 1998, respectively. The negative percentage for the current year resulted from an entry to income tax expense in adjusting deferred taxes. A valuation allowance of $913,000 for deferred tax assets was recorded for September 30, 1999, due to a lack of the availability of recoverable income taxes paid in for the two years prior to September 30, 1999. At September 30, 1998, no valuation allowance was required.

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

Net cash provided by operating activities decreased by $1,447,757 resulting in net cash used in operating activities of $376,053 for the nine months ended September 30, 1999, as compared to September 30, 1998. The decrease in cash was mainly attributable to a decrease in net income of $3,107,592 to a net loss of $2,412,519 for the nine months ended September 30, 1999 as compared to September 30, 1998. Contingency reserves increased $996,728 to $964,022 for the nine months ended September 30, 1999 as compared to September 30, 1998, due to the fact that no payments were made to physicians for the nine months ending September 30, 1999. Deferred income taxes increased $673,000 to $721,000 for the nine months ended September 30, 1999 as compared to September 30, 1998. This increase was caused by the entry to add a valuation allowance for Deferred income taxes. The other operating accounts decreased $9,893 to a total of $351,444 for the nine months ended September 30, 1999 as compared to September 30, 1998. These other accounts are all a factor of billing and payment cycles which fluctuate, but are not unusual in nature. Cash flows have been provided from proceeds on the maturities of certificates of deposits, but most of these matured certificates of deposits were reinvested into new certificates of deposits. The resulting net cash provided by the matured certificates of deposits was $75,000. The purchase of property and equipment offset the cash flows in the amount of $447,188, which increased by $284,329 for the nine months ended
September 30, 1999 as compared to September 30, 1998.

The Company is not contractually obligated to pay out the contingency reserve withheld but has historically elected to pay out a majority of the amounts withheld. Dividends paid on Class C stock was $73,267 for the nine months ended September 30, 1999. Future dividend payment is dependent on operations and liquidity of the Company. The Company believes that cash flow generated by operations, withholding of contingency reserve payables, cash on hand, and short-term investment balances will be sufficient to fund operations, and upon approval of the Board of Directors, pay out the projected contingency reserves payable and pay dividends on the Class C common stock.

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

The Company's management feels that the worst case scenario would be the potential that the local utilities are without service for up to one week.
If this should happen, it would force the Company and the surrounding community to close the operations until power is restored. Since all of the claims activity is generated by hospitals, physicians and other third parties, the volume of claims should decrease during the power outages. The Company can manually process claims and pay checks. With decreased volume, the most urgent functions could be completed. Claims might be delayed in processing due to the power outage, but the delay would not be significant. Recently, advertising statements by the local electric utility company claim that they are Year 2000 compliant, which gives the Company more confidence that the risk is minimized. An additional problem that would compound the worst case scenario is that the Year 2000 analysis work prepared by the Company is inaccurate for both internal and external systems. The main problem would still be the fact that claims processing and payments would be delayed until the problems are corrected. Management doesn't feel that a problem of this nature would take more than 3-4 weeks to correct. Even though claims are delayed, the fact that most of the physicians who submit claims to the Company are also shareholders of the Company is a mitigating factor. The close relationships with the providers will help during the correction process. Once corrections are made to the system, processing the delayed claims and the current claims will be a priority. Extra labor hours would enable the process to be completed within an additional 3-4 weeks after the problem in the system is corrected.

The contingency plan is complete. The risks have been identified, all of the tests performed, and the contingency plan for the risk items have been completed. The risks, which were determined from the tests performed, have been mitigated and the changes have been implemented. The Division of Insurance performed a third party review of our Year 2000 plan, which was almost fully completed at that time. They did not inform the Company of any material items that needed to be changed.

Based on the Company's review of its computer systems, management believes the remaining cost of the remediation effort to make the systems year 2000 compliant is approximately $25,000. Such costs will be charged against income as they are incurred.

In addition, in January 1999, the Company entered into a sales license and service agreement (Agreement) to purchase certain computer equipment and other related items, and to obtain a license for certain software and programs. Total amounts committed under this Agreement are approximately $215,000. The items are currently being implemented and expect to be in use during December 1999. The original deadlines were missed due to vendor imposed scheduling conflicts. The items purchased are for claims processing and are warranted to be Year 2000 compliant.


LITIGATION

During 1998, a substantial claim was filed against the Company in circuit court which alleges wrongful non-renewal of a sales agency contract and seeks compensatory and punitive damages. As of November 1999, the lawsuit is in the discovery stage. Management believes the lawsuit is without merit and the Company will vigorously defend itself in this matter.


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

South Dakota State Medical Holding Company, Incorporated
                     (Registrant)



Date:_11/15/1999___                 By:   _/s/L. Paul Jensen_____
                                          L. Paul Jensen
                                          Chief Executive Officer
                                          (Duly Authorized Officer)


Date:_11/15/1999___                 By:   _/s/Kirk J. Zimmer_____
                                          Kirk J. Zimmer
                                          Senior Vice President
                                          (Principal Financial Officer)

[ARTICLE] 7

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-END]                               SEP-30-1999
[DEBT-HELD-FOR-SALE]                                 0
[DEBT-CARRYING-VALUE]                        4,611,825
[DEBT-MARKET-VALUE]                          4,643,564
[EQUITIES]                                     293,600
[MORTGAGE]                                           0
[REAL-ESTATE]                                        0
[TOTAL-INVEST]                               4,905,425
[CASH]                                       4,743,095
[RECOVER-REINSURE]                             122,000
[DEFERRED-ACQUISITION]                               0
[TOTAL-ASSETS]                              12,589,400
[POLICY-LOSSES]                              4,525,056
[UNEARNED-PREMIUMS]                            815,968
[POLICY-OTHER]                                       0
[POLICY-HOLDER-FUNDS]                                0
[NOTES-PAYABLE]                                      0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                     12,600
[COMMON]                                        15,058
[OTHER-SE]                                   2,430,613
[TOTAL-LIABILITY-AND-EQUITY]                12,589,400
[PREMIUMS]                                  25,339,837
[INVESTMENT-INCOME]                            376,350
[INVESTMENT-GAINS]                                   0
[OTHER-INCOME]                               2,760,548
[BENEFITS]                                  23,734,535
[UNDERWRITING-AMORTIZATION]                          0
[UNDERWRITING-OTHER]                         1,040,573
[INCOME-PRETAX]                            (2,332,303)
[INCOME-TAX]                                    78,000
[INCOME-CONTINUING]                        (2,412,519)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                               (2,412,519)
[EPS-BASIC]                                   (1.66)
[EPS-DILUTED]                                   (1.66)
[RESERVE-OPEN]                               4,409,622
[PROVISION-CURRENT]                         22,898,842
[PROVISION-PRIOR]                              835,693
[PAYMENTS-CURRENT]                          18,220,441
[PAYMENTS-PRIOR]                             5,245,009
[RESERVE-CLOSE]                              4,525,056
[CUMULATIVE-DEFICIENCY]                        835,693