Form 10-K
period 1999-12-31
SOUTH DAKOTA STATE MEDICAL HOLDING CO INC
filed 2000-04-06
CIK 919176

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                               Outstanding at March 21, 2000
         -----                               -----------------------------
Class C Common Stock                                  1,432,948

The aggregate market value of the voting stock held by non-affiliates is not determinable as there is no market or exchange where these shares are traded.

                        DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the document listed below have been incorporated by Reference into the indicated part of this Form 10-K

                   DOCUMENT INCORPORATED     PART OF FORM 10-K
Proxy Statement for 2000 Annual Meeting Item 11 of Part III

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

The Company's agreements with participating physicians provide that up to 20% of fees for services provided, as submitted to and allowed by the Company, may be withheld to provide a contingency reserve that may be used to fund operations or meet other financial requirements of the Company. The percentage withheld for years 1997 through 1999 was 15%. The contingency reserve withholding is also designed to encourage efficient medical practice by the physicians. Less expensive medical outcomes enhance net income and consequently, an increased likelihood of contingency reserve payouts to the physicians. The amounts withheld may be paid to the participating physicians at the discretion of the Board of Directors of the Company, although the Company is not contractually obligated to pay out amounts withheld. Management estimates the expected amount of contingency reserves and records a liability based upon factors such as cash flow needs, net income, and accumulations of amounts withheld. The Company withheld from payment to the participating physicians $1,375,904 and $1,321,668 for the years ended December 31, 1999 and 1998, respectively. Payments to physicians are made at such times as the Board of Directors approves payouts. The recorded liability for contingency reserves at December 31, 1999 and 1998, was $2,723,351 and $2,690,568, respectively. The recorded liability is equal to actual amounts withheld for the years ended December 31, 1999 and 1998, and for the years ended December 31, 1998 and 1997, respectively.

In 1992, the Company incorporated DAKOTACARE Administrative Services, Incorporated (DAS), a wholly owned subsidiary of the Company. In 1994, the Company organized and then purchased a 50.11% interest in Dakota Health Plans, Incorporated (DHP). The Articles of Incorporation of DAS and DHP permit them to engage in the development of third party administration (TPA) services for health and welfare plans. DHP has subcontracted with DAS to perform substantially all TPA activities. During December of 1998, DHP ceased business operations. Management expects to fully dissolve DHP during 2000. In
January 1996, the Company incorporated DAKOTACARE Insurance, Ltd. (DIL), a wholly owned subsidiary of the Company. DIL was formed to accept reinsurance risk on stop-loss policies of DAS and DHP customers, reinsurance risk on group term life insurance coverage of DAKOTACARE and DAS customers and other insurance risks.

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

The Company markets its products to employer groups with a minimum of two covered employees and its' customers range in size from employers of this size to its largest customer with over 630 employees. As of January 1, 2000, DAKOTACARE and its subsidiaries provided health care services to approximately 81,000 individuals.

Approximately 11% of the state's population and approximately 17% of DAKOTACARE's target market of approximately 450,000 is served by DAKOTACARE and its subsidiaries, which does not include Medicare and Medicaid populations, federal employee groups, the individual policy market, and other potential populations. The Company's HMO enrollment, which was relatively stable from 1990 to 1995 at approximately 20,000 enrollees, grew to nearly 25,000 in 1996 and 26,000 in 1997, declined to approximately 24,000 by the end of 1998 and remained at 24,000 by the end of 1999. Commencing in 1993, the Company began its TPA business and by January 1, 2000, had enrolled approximately 57,000 ASO enrollees, bringing the total individuals served by the Company and its' subsidiaries to approximately 81,000. The Company's HMO client disenrollment rate is lower than the industry rate as a whole. All underwriting and pricing decisions are made by the DAKOTACARE underwriting department based on underwriting policy and guidelines established by senior management. DAKOTACARE's underwriters evaluate the prior loss history, the inherent risk characteristics, and the demographic makeup of the applicants where appropriate.

The Company's policy is to reinsure that portion of risk in excess of $125,000 in 1999 and $85,000 in 1998 of covered hospital inpatient expenses of any enrollee per contract year. The covered expenses are subject to a coinsurance provision which ranged from 75% to 90% in 1999 and 50% to 90% in 1998 based on average daily amounts specified in the plan. They are also subject to a $2,000,000 lifetime maximum benefit per enrollee, with a $500,000 maximum plan exposure per member per year in 1999. The Company would be liable for any obligations that the reinsuring company is unable to meet under the reinsurance agreement. The reinsurance agreement also provides for enrollee benefits to be paid in the event the Company should cease operations or become insolvent, and a conversion privilege for all enrollees in the event of plan insolvency and for any enrollee that moves out of the service area of the Company.

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


REGULATIONS
The Company is regulated by the South Dakota Department of Commerce and Regulation, Division of Insurance (Division). South Dakota statutes require the filing of periodic financial reports and maintenance of restricted deposits in an amount of not less than the greater of fifty percent of unearned premiums of the Company on its outstanding policies or $200,000. The Company requires approval from the Division for the Company's benefits contracts and premium rates, licensing of its agents, and other items. The Company is also subject to periodic examination of its financial affairs and market conduct. The Division completed an examination of DAKOTACARE for years through December 31, 1996, which was released in April 1999.

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

The following table sets forth, by type of investment, the percentage of the total investment portfolio, excluding cash and cash equivalents and contracts with life insurance companies, represented by each type of investment as of December 31:


                                                        1999             1998
                                                        ----             ----
  Certificates of deposit                               21.8%             20.8%
  Obligations of state and political
    subdivisions                                        62.1              54.7
  Obligations of U.S. Treasury, government
    agencies and corporations                           10.0              17.6
  U.S. government agency collateralized
    mortgage obligations                                 0.2               1.2
  Bond mutual funds                                      5.9               5.7
                                                       -----             -----

                                                       100.0%            100.0%
                                                       =====             =====

The Company's investment portfolio, excluding cash and cash equivalents and contracts with life insurance companies, totaled $4,823,739 and $5,403,216 as Of December 31, 1999 and 1998, respectively. Cash and cash equivalents totaling $5,494,336 and $5,372,457 at December 31, 1999 and 1998, respectively, are invested substantially in interest bearing accounts.


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

ERISA
The provision of services to or through certain types of employee health benefit plans is subject to the Employee Retirement Income Security Act of 1974 (ERISA). ERISA is a complex set of laws and regulations that are subject to periodic interpretation by the United States Department of Labor. ERISA places certain controls on how DAKOTACARE may do business with employers covered by ERISA, particularly employers who maintain self-funded plans. The Department of Labor is engaged in an ongoing ERISA enforcement program, which may result in additional constraints on how ERISA governed benefit plans conduct their activities. There have been legislative attempts to limit ERISA's preemptive effect on state laws. If such limitations were to be enacted, they might increase DAKOTACARE's administrative costs and its liability exposure under state law-based suits relating to employee health benefits offered by DAKOTACARE's health plans.

EMPLOYEES
As of December 31, 1999, the Company employed 95 persons on a full-time basis. None of these employees are covered by a collective bargaining agreement, and the Company believes its employee relations are good.


ITEM 2. PROPERTIES

The Company leases office space in Sioux Falls, South Dakota, from the South Dakota State Medical Association (Association). See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS for additional details on this lease with the Association, which is an affiliated company. In January 1997, the Company purchased an office building in Webster, South Dakota, which was previously leased. The Company leased a small office in Pierre, South Dakota through October 1999, at which time the office lease was terminated. Another office was leased in Rapid City until June 1997, at which time an agent of the Company assumed the lease for his insurance agency operations.


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

(A) There were no matters submitted to shareholder vote in the fourth quarter of 1999.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

STOCK PRICES
There is no active trading for shares of stock of the Company and the stock is not listed on any exchange or over-the-counter market, but a limited number of exchanges of Class C shares have occurred directly between interested buyers and sellers. The Company does not regularly receive price information on these transactions. The amended and restated Articles of Incorporation of the Company currently restrict the ownership of shares as follows: (i) the ownership of the Company's Class A voting preferred stock is restricted to medical or osteopathic physicians who have executed participating agreements with the Company and may not be issued to or held by any hospital, (ii) the ownership of the Company's Class B voting preferred stock is restricted to the South Dakota State Medical Association, and (iii) the ownership of the Company's Class C non-voting common stock is restricted to (a) medical or osteopathic physicians who have executed participating physician agreements with the Company, (b) a trust or self-directed individual retirement account controlled by such physicians, (c) professional corporations, partnerships, or other entities domiciled in the state of South Dakota, and in which a participating physician is a shareholder, partner, or employee in the practice of medicine, (d) management employees or agents of the Company, the South Dakota State Medical Association, the South Dakota Foundation for Medical Care, or (e) a spouse or child of a shareholder of the Company, if such shares were first held by one of the persons or entities entitled to own Class C common stock. In addition, the Class C non-voting common stock may not be issued or transferred to any hospital or to any natural person or entity who is not a resident or domiciliary of the state of South Dakota.

SHARES ELIGIBLE FOR FUTURE SALE
The Company's Class A voting preferred stock is nontransferable and ownership of the Company's Class B voting preferred stock is restricted to the South Dakota State Medical Association. Approximately 101,180 shares of the Company's Class C non-voting stock are currently owned by the officers and directors of the Company. All of the remaining Class C shares are eligible for resale under Rule 144(k) of the Securities Act of 1933, as amended, subject to the ownership restrictions contained in the Company's Amended and Restated Articles of Incorporation. The Company intends to register under the Act the officers' and directors' outstanding Class C non-voting common stock to enable the public resale of such shares by the holders thereof, subject to the ownership restrictions contained in the Company's Amended and Restated Articles of Incorporation.

HOLDERS
As of March 21, 2000, there were 1,130 holders of record of Class A preferred stock, 1 holder of Class B preferred stock, and 690 holders of record of Class C common stock. There are no options or warrants outstanding.

DIVIDENDS
The Class A and B preferred stock are not entitled to dividends. The Company is not required to pay annual cumulative dividends to its Class C common stock. The Board of Directors, at its discretion, can elect to pay dividends in any amount subject to availability of funds and regulatory requirements. As long as the Company exceeds required regulatory capital as required by the Division, there are no dividend restrictions. Regulatory capital as required by the Division at December 31, 1999 and 1998 was $200,000 on a statutory basis of accounting, which the Company significantly exceeded. During 1999 and 1998, the Company paid dividends of $73,267 and $146,754, respectively, on Class C stock.

STOCK REPURCHASE PLAN
As a service to the Company's shareholders to facilitate liquidity for Class C common stock (Common Stock) in the event of death, disability, or retirement of a shareholder, the Company's Board of Directors adopted a Stock Repurchase Program (Program) which was implemented in February 1998. Participation in the Program is voluntary. No shareholder is required to sell his or her shares of Common Stock under the Program nor is the Company required to purchase any Common Stock under the Program. During 1999 and 1998, 32,397 and 40,415 shares, respectively, were acquired for the treasury under the program. The value per share was computed using guidelines established in 1995 by an investment organization, and updated using audited consolidated financial statements. These calculations are tested for accuracy and consistency by an independent accounting firm. The purchase and sale of Common Stock under the Program is subject to repurchase conditions as described in the Program.

UNREGISTERED SALES OF SECURITIES
Ownership of the Company's Class A Voting Preferred Stock is restricted to medical or osteopathic physicians who have executed participating physician agreements with the Company. Class A Preferred Stock is nontransferable and holders of these shares do not receive dividends. Each such physician is issued one share of Class A Voting Preferred Stock upon execution of his or her participation agreement and the payment of $10 per share. Upon the termination of a physician's participation agreement, his or her share of Class A Preferred Stock is canceled. During 1999, the Company issued a total of 85 shares of Class A Preferred Stock to physicians who entered into participation agreements with the Company. To the extent that the registration provisions of the Securities Act of 1933, as amended, were applicable to these transactions, the Company relied on the exemption from registration contained in Section 4(2) of that act.

ITEM 6. SELECTED FINANCIAL DATA

The following information for the Company is as of and for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 (dollars in thousands, except per share data):


                                                         Years Ended December 31,
                                            -------------------------------------------
                                              1999     1998     1997     1996     1995
                                            -------  -------  -------  ------   -------
Income Statement Data:
  Net premiums                              $34,249  $35,718  $34,754  $28,688  $26,643
  Third party administration fees             3,061    3,081    3,628    3,786    3,023
  Investment income                             514      607      615      552      489
  Total revenues                             38,428   40,053   39,581   33,425   30,513
  Net claims incurred                        30,095   30,615   30,976   23,425   20,305
  Other operating expenses                    9,147    8,835    8,727    8,393    7,587
  Income (loss) before income taxes
         and minority interest                 (814)     603     (122)   1,607    2,621

  Net income (loss)                            (622)     483     (110)   1,041    1,790
                                            =======  =======  =======  =======  =======

Earnings (loss) per common share(1)         $ (0.43) $  0.33  $ (0.07) $  0.69  $  1.19
                                            =======  =======  =======  =======  =======

Balance Sheet Data:
  Invested assets and cash                  $10,425  $10,876  $10,981  $ 9,874  $ 8,843
  Total assets                               13,654   14,277   14,011   12,777   11,425
  Reported and unreported
         claims payable                       4,667    4,410    4,164    3,188    2,710
  Contingency reserves payable                2,723    2,691    2,964    2,105    1,955
  Total liabilities                           9,414    9,017    8,807    7,137    6,545
  Stockholders' equity                        4,240    5,260    5,204    5,640    4,880


(1) Earnings per common share for 1995 has been restated from amounts previously reported to give retroactive effect to the recapitalization.
Earnings (loss) per common share is calculated in accordance with the provisions of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", which was adopted in 1997. This Statement establishes standards for computing and presenting earnings (loss) per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of an income statement for all entities with complex capital structures. This Statement requires restatement of all prior-period EPS data presented. All references to earnings (loss) per share are to basic earnings (loss) per share. No restatement of EPS was necessary as a result of the application of Statement No. 128. Earnings (loss) per common share was calculated by dividing net income by the weighted average number of Class C common shares outstanding during each period as follows: 1999 1,448,600; 1998 1,482,635 shares; 1997 1,505,760 shares; 1996 1,505,760 shares; 1995 1,505,760 shares.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The following operating statistics are presented for DAKOTACARE's operation as a health maintenance organization only and do not include the operations of its subsidiaries for the years ended December 31, 1999, 1998, 1997 and 1996. The results indicated in the following tables are not indicative of future operating results.

The combined ratio, which reflects underwriting results but not investment and ancillary income, is a traditional measure of the underwriting performance of a health maintenance organization. A combined ratio of less than 100% indicates underwriting profitability while a combined ratio in excess of 100% indicates an underwriting loss.

                                                        Years Ended December 31,
                                                     -----------------------------
                                                      1999    1998    1997    1996
                                                      ----    ----    ----    ----
         Loss ratio                                   87.5%   85.9%   88.7%   81.7%
         Expense ratio                                15.8%   15.0    14.5    16.3
                                                     -----   -----    ----    ----
           Combined ratio                            103.3%  100.9%  103.2%   98.0%
                                                     -----   -----    ----    ----
                                                     -----   -----    ----    ----

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

The net increase in the loss ratio was due to increased utilization, increased hospital costs and decreased premium income, but was offset by decreased physicians costs in 1999. The increase in the expense ratio is due to additional costs incurred to upgrade existing systems and obtain data sources to help maximize efficiencies. See Comparison of Years December 31, 1999 and December 31, 1998 and Comparison of Years December 31, 1998 and
December 31, 1997.

Activity in the liability for reported and unreported claims payable is summarized as follows:

                                                                  Years Ended
                                                     -----------------------------------
                                                      1999      1998      1997      1996
                                                     ------    ------    ------    ------
                                                            (dollars in thousands)
Balance at January 1                                 $4,410    $4,164    $3,188    $2,710
                                                     ------    ------    ------    ------

Incurred related to:
 Current year                                        30,227    30,198    30,237    23,350
 Prior years                                            911       417       739        75
 Contingency reserve written off                     (1,043)       --        --        --
                                                     ------    ------    ------    ------
Total incurred                                       30,095    30,615    30,976    23,425
                                                     ------    ------    ------    ------

Paid related to:
 Current year                                        24,241    25,705    26,217    20,248
 Prior years                                          5,321     4,710     3,921     2,777
                                                     ------     -----    ------    ------

Total paid                                           29,562    30,415    30,138    23,025
                                                     ------    ------    ------    ------

Less reinsurance recoverables at January 1             (276)     (230)      (92)      (14)
Plus reinsurance recoverables at December 31              0       276       230        92
                                                     ------    ------    ------    ------

Balance at December 31                               $4,667    $4,410    $4,164    $3,188
                                                     ------    ------    ------    ------
                                                     ------    ------    ------    ------

The difference between the reserves reported in the accompanying tables, which are presented in accordance with generally accepted accounting principles
(GAAP), and the statutory reserves reported to state regulatory authorities was insignificant for all periods presented.

The following table presents the development of DAKOTACARE's consolidated balance sheet reserves for reported and unreported claims payable from 1990 through 1999. The top line of the table shows the reserves at the balance sheet date for each of the indicated periods. This represents the original estimate of reported and unreported claims payable established in the respective year. The Company is not required to pay claims if they are submitted over one year past the date of service. The Company also has paid over 99% of the covered claims received within one year after service. Since there would be minimal impact on discounting claims reserves, the Company does not follow the practice of discounting claims reserves.

                                                           As of December 31,
                           -------------------------------------------------------------------
                           1999   1998   1997   1996   1995   1994   1993   1992   1991   1990
                           ----   ----   ----   ----   ----   ----   ----   ----   ----   ----
                                                         (dollars in thousands)
Reported and unreported
  claims payable           4,667 4,410  4,164  3,188  2,710  2,864  2,558  2,449  2,456  2,532
         Paid (cumulative) as of:
         End of Year                --     --     --     --     --     --     --     --     --
         One Year Later          5,321  4,581  3,927  2,793  2,985  2,524  2,375  2,482  2,561
         Two Years Later            --  4,581  3,927  2,793  2,977  2,519  2,392  2,553  2,511
         Three Years Later          --     --  3,927  2,793  2,977  2,519  2,392  2,553  2,583
         Four Years Later           --     --     --  2,793  2,977  2,519  2,392  2,553  2,583
         Five Years Later           --     --     --     --  2,977  2,519  2,392  2,553  2,583
         Six Years Later            --     --     --     --     --  2,519  2,392  2,553  2,583
         Seven Years Later          --     --     --     --     --     --  2,392  2,553  2,583
         Eight Years Later          --     --     --     --     --     --     --  2,553  2,583
         Nine Years Later           --     --     --     --     --     --     --     --  2,583
Liability reestimated as of:
         End of Year       4,667 4,410  4,164  3,188  2,710  2,864  2,558  2,449  2,456  2,532
         One Year Later          5,321  4,581  3,927  2,793  2,985  2,524  2,375  2,482  2,561
         Two Years Later            --  4,581  3,927  2,793  2,977  2,519  2,392  2,553  2,511
         Three Years Later          --     --  3,927  2,793  2,977  2,519  2,392  2,553  2,583
         Four Years Later           --     --     --  2,793  2,977  2,519  2,392  2,553  2,583
         Five Years Later           --     --     --     --  2,977  2,519  2,392  2,553  2,583
         Six Years Later            --     --     --     --     --  2,519  2,392  2,553  2,583
         Seven Years Later          --     --     --     --     --     --  2,392  2,553  2,583
         Eight Years Later          --     --     --     --     --     --     --  2,553  2,583
         Nine Years Later           --     --     --     --     --     --     --     --  2,583
                          -----  -----  -----  -----  -----  -----  -----  -----  -----  -----

Redundancy (Deficiency)      --   (911)  (417)  (739)   (83)  (113)    39     57    (97)   (51)
                          -----  -----  -----  -----  -----  -----  -----  -----  -----  -----
                          -----  -----  -----  -----  -----  -----  -----  -----  -----  -----

The Company is continually taking steps to improve its estimation of reserves for reported and unreported claims payable. This includes, among other things, improved underwriting standards, which stabilize the Company's assumptions of risks, leading to a more predictable estimate of reported and unreported claims payable. Additional approaches have also been developed to estimate claims payable. The Company believes its reserves at December 31, 1999, are adequate.

RESULTS OF OPERATIONS

GENERAL
The following results of operations include the operations of DAKOTACARE and its subsidiaries for the years ended December 31, 1999, 1998, and 1997.



COMPARISON OF YEARS DECEMBER 31, 1999 AND DECEMBER 31, 1998

GENERAL
The Company's net income decreased $1,104,852 to a loss of $621,814 for the year ended December 31, 1999, as compared to income of $483,038 for the year ended December 31, 1998, representing a 228.7% decrease. This decrease was primarily due to a decrease in net premium income of $1,469,046, a decrease in other revenues of $155,829, and an increase in administrative expenses of $312,117. These were offset by a decrease in net claims of $519,521 and a decrease in income taxes of $320,568.


REVENUES
Total revenues decreased $1,624,875, or 4.1%, for the year ended December 31, 1999, as compared to December 31, 1998. Revenues from net premiums generated by the health maintenance organization decreased $1,441,204. This decrease is attributable to a 6.8% decrease in the number of enrollee months for the year ended December 31, 1999, as compared to December 31, 1998, but was somewhat offset by a 2.9% increase in the premiums earned per enrollee. The increase in revenue per enrollee was needed to keep pace with rising claim costs per enrollee. The decrease in enrollees was due to the competitive business climate in the local marketplace. Revenues from the third party administration fees decreased by $20,364 eventhough enrollees participating in the Company's subsidiaries' TPA plans increased. This decrease in revenue per enrollee stems from the competitive local marketplace, also. Investment income decreased $93,016 due primarily to a decrease in the amount of average invested assets used for operations.


OPERATING EXPENSES
Total operating expenses decreased $207,404, or 0.5%, for the year ended December 31, 1999, as compared to December 31, 1998. The change was due primarily to a decrease in claims incurred, commissions and state insurance taxes, but was offset by an increase in personnel, professional fees, office, occupancy and other general and administrative expenses.

Net claims expense decreased by $519,521, or 1.7%, for the year ended
December 31, 1999, as compared to December 31, 1998. Average claims per enrollee increased by 4.4% while the number of enrollees decreased by 6.8%.
The enrollee decline caused the overall net claims expense to decrease. Commissions expense and state insurance taxes decreased by $39,891 and $39,647, respectively, in 1999 as compared to 1998 due to the decreased premium income of the HMO. Personnel expenses increased $193,678, or 5.0%, in 1999 as compared to 1998. This was due primarily to annual compensation adjustments and a minimal amount of staff turnover. Professional fees expense increased $20,452, or 2.0%, in 1999 as compared to 1998. This was primarily due to increased actuarial services needed during the year. Office expense increased $54,518, or 8.7%, in 1999 as compared to 1998 due primarily from additional postage and printing expenses as a result of increased communications with enrollees. Occupancy expense increased $36,184, or 5.5%, due to increased depreciation expense resulting from the additional equipment purchased in 1999 as compared to 1998. Other general and administrative expenses increased $79,181, or 20.9%, in 1999 as compared to 1998. This was primarily due to the continued addition of licenses and service fees in using computer databanks for information. Insurance expenses also increased due to rising costs and coverage increases elected.

INCOME TAXES
Income tax expense (benefit) represents 24.2% and 20.5% of income (loss) before income taxes and minority interest for the years ended December 31, 1999 and 1998, respectively. In 1999, permanent tax differences and a valuation allowance recorded against deferred income taxes reduced the amount of income tax benefit. This reduced the percentage below the expected 34%. In 1998, permanent tax differences and the effect on the tax rate brackets decreased the estimated provision, thus decreasing the related percentage. See Note 8 of the Notes to Consolidated Financial Statements.



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

INCOME TAXES
Income tax expense (benefit) represents 20.5% and 46.7% of income (loss) before income taxes and minority interest for the years ended December 31, 1998 and 1997, respectively. In 1998, permanent tax differences and the effect on the tax rate brackets decreased the estimated provision, thus decreasing the related percentage. As a result of previous levels of pretax earnings and the availability of recoverable income taxes paid in recent years, no valuation allowance is required for recorded deferred tax assets. See Note 8 of the Notes to Consolidated Financial Statements.



LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of cash have been premium and fee revenue, collection of premiums in advance of the claims costs associated with them, and an agreement with participating physicians in which a percentage of fees for services is withheld for cash flows of the Company. The Company in the past has had borrowings from banks and affiliated companies, but currently does not need to borrow for liquidity purposes.

Net cash provided by operating activities decreased by $88,583 to $351,740 for the year ended December 31, 1999, as compared to 1998. Net cash provided by operating activities remained positive primarily due to the decrease in receivables, an increase in reported and unreported claims payable and an increase in accounts payable and accrued expenses since December 31, 1998. The cash provided from these items were offset by the net loss for the year ended December 31, 1999.

Other uses of cash and cash equivalents were for the payment of dividends, the purchases of property and equipment and the purchase of treasury stock. The Company has invested cash not currently needed in operations into intermediate-term bonds, consisting primarily of municipal bonds and U.S. government securities.

At December 31, 1999, the Company has certificates of deposit of $500,000 on deposit with the Division to meet the deposit requirements of state insurance laws.

The Company is not contractually obligated to pay out contingency reserves withheld but has historically elected to pay out a majority of amounts withheld. In 1999, the Company paid $299,990 of the total $1,343,121 withheld for claims incurred in 1997. The balance was claimed as a reduction of claims expense and removed from the contingency reserves as directed by the Board of Directors.
The decision not to pay the full amount of contingent reserves withheld was due to the net loss for the year resulting from the higher claims loss ratio. Typically, two years lapse from the date the contingency reserves are withheld to the date which the corresponding amounts are paid to the participating physicians. Currently, the reserves withheld in 1999 and 1998 are the only amounts remaining within the contingent reserve payable.


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



YEAR 2000

There were no adverse problems with the computer systems, data systems or any other items which rely on using computer dates, during the conversion from 1999 to 2000. No additional costs were incurred or are expected to be incurred in the future.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


               CONSOLIDATED FINANCIAL STATEMENTS TABLE OF CONTENTS

                                                             Page
                                                             ----
Independent Auditor's Report                                 F-1

Consolidated Financial Statements

     Balance Sheets                                          F-2
     Statements of Operations                                F-4
     Statements of Stockholders' Equity                      F-5
     Statements of Cash Flows                                F-7
     Notes to Financial Statements                           F-9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                               Age      Positions
- ----                               ---      ---------
Frank D. Messner, M.D.              56      President and Director

K. Gene Koob, M.D.                  57      Vice President and Director

Ben J. Henderson, D.O.              57      Secretary/Treasurer and Director

Thomas L. Krafka, M.D.              54      Director

Stephan D. Schroeder, M.D.          49      Director

John E. Rittmann, M.D.              62      Director

James A. Engelbrecht, M.D.          52      Director

James R. Reynolds, M.D.             56      Director

Bob L. Sutton                       31      Director

R. Van Johnson                      55      Director

L. Paul Jensen                      51      Chief Executive Officer

Kirk J. Zimmer                      39      Senior Vice President

William O. Rossing, M.D.            65      Vice President, Medical Director

Sharon K. Duncan                    52      Vice President, System Operations

Dean M. Krogman                     50      Vice President, External Operations

Barbara A. Smith                    38      Vice President, Medical Services

Thomas N. Nicholson                 40      Vice President, Sales and Marketing

Bruce E. Hanson                     36      Vice President, Finance

Brian E. Meyer                      37      Vice President, Information Systems


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

Dr. Krafka became a director of the Company in October 1998. He is a member of the South Dakota State Medical Association and has been engaged in the practice of radiology in Rapid City, South Dakota, since 1976.

Dr. Schroeder became a director of the Company in October 1998. He is a member of the South Dakota State Medical Association and has been engaged in practice as a family practitioner in Miller, South Dakota, since 1980.

Dr. Rittmann became a director of the Company in June 1997. He is a member of the South Dakota State Medical Association and has been engaged in the practice as a family practitioner in Watertown, South Dakota, since 1973.

Dr. Engelbrecht became a director of the Company in June 1997. He is a member of the South Dakota State Medical Association and has been engaged in the practice of internal medicine and rheumatology in Rapid City, South Dakota, since 1980

Dr. Reynolds became a director of the Company in September 1999. He is a member of the South Dakota State Medical Association and has been engaged in the practice of cardiac surgery, thoracic surgery, and vascular surgery in Sioux Falls since 1975.

Mr. Sutton became a director of the Company in September 1999. He is the Executive Vice President of the South Dakota Bankers Association. Previously, Mr. Sutton was the Executive Director of the South Dakota Petroleum Council, from 1995 to 1998.

Mr. Johnson became a director of the Company in September 1999. He is the Executive Vice President of the South Dakota Automobile Dealers Association and the Executive Director of the South Dakota Trucking Association.

Mr. Jensen became the Company's Chief Executive Officer in August 1999. He has also served as the Chief Executive Officer of the South Dakota State Medical Association since 1999, and as Chief Executive Officer of the South Dakota Foundation for Medical Care from 1996 to 1999.

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

Pursuant to the Company's Bylaws, the Board of Directors consists of ten directors who are elected for three-year terms expiring at each successive annual meeting of shareholders. Currently, no director may serve more than three consecutive terms. No positions are currently vacant. Dr. Guy Tam's and Mr. Beckman's terms expired after the 1999 Annual Meeting, while the terms of Dr. Reynolds, Mr. Sutton and Mr. Johnson commenced in September 1999. The terms of Dr. K. Gene Koob, Dr. Frank Messner, and Dr. James Engelbrecht expire at the 2000 Annual Meeting of Shareholders; and the terms of Dr. John Rittman, Dr. Ben Henderson, Dr. Thomas Krafka and Dr. Stephan Schroeder expire at the 2001 Annual Meeting of Shareholders; and the terms of Dr. Reynolds, Mr. Sutton and Mr. Johnson expire at the 2002 Annual Meeting of the Shareholders.

The Bylaws currently require that eight of the directors be holders of Class A voting preferred stock of the Company and two of the directors be consumers. The Articles of Incorporation restrict ownership of Class A voting preferred stock to medical or osteopathic physicians who have executed Participating Physician Agreements with the Company. To assure equal eligibility and opportunity throughout the state of South Dakota and avoid domination of the Board of Directors by any geographic area or areas, the number of physician directors from any one District Medical Society of the South Dakota State Medical Association can not exceed two. The consumer directors may be from any geographic location which is served by South Dakota State Medical Holding Company and their residence does not affect the geographic restriction for physician directors. The consumer directors are currently Mr. Bob Sutton and Mr. Van Johnson. The officers of the Company are appointed by the Board of Directors and hold office until their successors are chosen and qualified.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were timely complied with.


ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in June, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 21, 2000, regarding the beneficial ownership of securities of the Company by (i) each person or group who is known by the Company to be the beneficial owner of more than 5% of the outstanding voting securities, (ii) all directors of the Company, (iii) each of the executive officers of the Company named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group. The Company believes that the beneficial owners of the securities listed below, based on information furnished by such owners, have sole voting and investment power (or shares such powers with his or her spouse), subject to the terms of the respective classes of securities of the Company and the information contained in the notes to the table.


Amount & Nature
 Title                Name and Address of           of Beneficial    Percent
of Class               Beneficial Owner               Ownership      of Class
- --------              -------------------          ---------------   --------
Class B Preferred     South Dakota State                1,300          100%
                      Medical Association(1)
                      1323 South Minnesota Avenue
                      Sioux Falls, SD 57105

Class C Common        Lloyd Solberg, M.D.             133,360          9.31%
                      P. O. Box 5054
                      Sioux Falls, SD 57117-5054

Class A Preferred     Thomas L. Krafka, M.D.                1          .09%
Class C Common                                         16,640         1.16%

Class A Preferred     Frank D. Messner, M.D.                1          .09%
Class C Common                                          8,800          .61%

Class A Preferred     K. Gene Koob, M.D.                    1          .09%

Class A Preferred     Ben J. Henderson, D.O.                1          .09%
Class C Common                                          1,060          .08%

Class A Common        Stephan D. Schroeder                  1          .09%
Class C Common                                          1,920          .13%

Class A Preferred     James Engelbrecht, M.D.               1          .09%
Class C Common                                          1,160          .08%

Class A Preferred     John Rittmann, M.D.                   1          .09%
Class C Common                                          8,340          .58%

Class A Preferred     James Reynolds, M.D.                  1          .09%
Class C Common                                         50,440         3.52%

Class C Common        Bob Sutton                           --           --

Class C Common        Van Johnson                          --           --

Class C Common        L. Paul Jensen(2)                 5,760          .40%
                      1323 South Minnesota Avenue
                      Sioux Falls, SD 57105

Class C Common        William Rossing, M.D.             8,720          .61%

Class C Common        Kirk J. Zimmer                      800          .06%

Class C Common        Thomas Nicholson                     --           --


Class A Preferred     All Directors and Executive           8          .70%
                      Officers as a Group
Class C Common        (14 people)                     103,640         7.23%

- --------------
(1) The South Dakota State Medical Association is an affiliated company.
(2) L. Paul Jensen is the Chief Executive Officer of the South Dakota State Medical Association.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases office space from the Association. During 1999, the Company had a one year lease which automatically renews for one year terms each January 1, unless terminated with at least 30 days notice prior to the end of the lease term. The 2000 lease requires minimum rental payments of $211,016. Total rental payments for office space for the years December 31, 1999, 1998 and 1997 were $204,870, $204,870 and $186,500, respectively.

The Company provides group health insurance coverage for employees of the Association. Total premium income from the affiliate for the years ended December 31, 1999, 1998 and 1997 was $48,330, $47,721, and $42,517,
respectively.

L. Paul Jensen received salaries and retirement contributions totaling $30,312 from the South Dakota State Medical Association for the year ended 1999. No compensation was received in 1998 or 1997.

Robert D. Johnson received salaries and retirement contributions totaling $332,400, $110,860 and $104,210, from the South Dakota State Medical Association for the years ended 1999, 1998, and 1997, respectively.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

FINANCIAL STATEMENTS                                        Page
                                                            ----
Independent Auditor's Report                                F-1
Consolidated Financial Statements
     Balance Sheets                                         F-2
     Statements of Operations                               F-4
     Statements of Stockholders' Equity                     F-5
     Statements of Cash Flows                               F-7
     Notes to Financial Statements                          F-9

EXHIBITS

Exhibit No.       Description
- -----------       -----------
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

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED


By  /s/L. Paul Jensen                      Dated   3/30/00
   ----------------------------------             --------------------
     L. Paul Jensen
     Chief Executive Officer
     (Principal Executive Officer)


By  /s/Kirk J. Zimmer                      Dated   3/30/00
   ----------------------------------             --------------------
     Kirk J. Zimmer
     Senior Vice President
     (Principal Financial Officer)


By  /s/Bruce E. Hanson                     Dated   3/30/00
   ----------------------------------             --------------------
     Bruce E. Hanson
     Vice President Finance
     (Principal Accounting Officer)


By  /s/Thomas L. Krafka, MD                 Dated  3/30/00
   ----------------------------------             --------------------
     Thomas L. Krafka, M.D.
     Director


By  /s/Ben J. Henderson, DO                 Dated  3/30/00
   ----------------------------------             --------------------
     Ben J. Henderson, D.O.
     Director


By   /s/James Engelbrecht, MD               Dated  3/30/00
   ----------------------------------             --------------------
      James Engelbrecht, M.D.
      Director


By  /s/James R. Reynolds, MD                Dated  3/30/00
   ----------------------------------             --------------------
     James R. Reynolds, M.D.
     Director


By  /s/K, Gene Koob, MD                     Dated  3/30/00
   ----------------------------------             --------------------
     K. Gene Koob, M.D.
     Director

By  /s/Frank Messner, MD                    Dated  3/30/00
   ----------------------------------             --------------------
     Frank Messner, M.D.
     Director


By  /s/John Rittmann, MD                    Dated  3/30/00
   ----------------------------------             --------------------
     John Rittmann, M.D.
     Director


By  /s/Stephan D. Schroeder, MD             Dated  3/30/00
   ----------------------------------             --------------------
     Stephan D. Schroeder, M.D.
     Director


By  /s/Bob Sutton                           Dated  3/30/00
   ----------------------------------             --------------------
     Bob Sutton
     Director


By  /s/Van Johnson                          Dated  3/30/00
   ----------------------------------             --------------------
     Van Johnson
     Director
                                                                             25

                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
South Dakota State Medical Holding Company, Incorporated
   d/b/a DAKOTACARE
Sioux Falls, South Dakota

We have audited the accompanying consolidated balance sheets of South Dakota State Medical Holding Company, Incorporated d/b/a DAKOTACARE and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of South Dakota State Medical Holding Company, Incorporated d/b/a DAKOTACARE and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                    /s/ McGLADREY & PULLEN, LLP


Sioux Falls, South Dakota
March 7, 2000

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998



ASSETS                                                  1999            1998
- -------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                        $ 5,494,336      $ 5,372,457
  Investment in securities held to maturity
   (Note 5)                                            431,570          405,094
  Certificates of deposit                              500,000          575,000
  Receivables (Note 3)                                 929,028        1,252,780
  Prepaids and other assets                            140,513          153,930
  Deferred income taxes (Note 8)                       639,000          647,000
                                                   ----------------------------
    TOTAL CURRENT ASSETS                             8,134,447        8,406,261
                                                   ----------------------------


Long-Term Investments
  Investment in securities held to maturity
   (Note 5)                                          3,055,769        3,567,422
  Investment in securities available for sale
   (Note 5)                                            286,400          305,700
  Pledged certificates of deposit (Note 5)             500,000          500,000
  Certificate of deposit                                50,000           50,000
  Contracts with life insurance companies              107,089          100,000
                                                   ----------------------------
                                                     3,999,258        4,523,122
                                                   ----------------------------


Property and Equipment, at cost,
  net of accumulated depreciation                    1,110,477          913,006


Deferred Income Taxes (Note 8)                         409,600          435,000
                                                   ----------------------------
                                                   $13,653,782      $14,277,389
                                                   ----------------------------
                                                   ----------------------------

See Notes to Consolidated Financial Statements.


LIABILITIES AND STOCKHOLDERS' EQUITY                   1999             1998
- -------------------------------------------------------------------------------
Current Liabilities
  Reported and unreported claims payable (Note 7)  $ 4,667,253      $ 4,409,622
  Unearned premiums and administration fees            849,777          839,043
  Accounts payable and accrued expenses                818,401          727,925
  Contingency reserves payable (Note 6)              1,300,000        1,300,000
                                                   ----------------------------
     TOTAL CURRENT LIABILITIES                       7,635,431        7,276,590
                                                   ----------------------------
Contingency Reserves Payable (Note 6)                1,423,351        1,390,568
                                                   ----------------------------
Minority Interest in Subsidiary                        355,001          350,606
                                                   ----------------------------
Commitments and Contingencies (Notes 4 and 13)

Stockholders' Equity (Note 9)
  Class A preferred, voting, no par value, $10
    stated value, 2,500 shares authorized; 1,148
    and 1,105 shares issued at December 31, 1999
    and 1998                                            11,480           11,050
  Class B preferred, voting, no par value,
    $1 stated value, 2,500 shares authorized;
    issued and outstanding 1,300 shares                  1,300            1,300
  Class C common, nonvoting, $.01 par value,
    10,000,000 shares authorized; issued
    1,505,760 shares                                    15,058           15,058
  Additional paid-in capital                         3,749,342        3,749,342
  Retained earnings                                  1,076,912        1,771,993
  Accumulated other comprehensive income (loss)        (34,914)          (8,638)
  Less cost of Class C common treasury stock,
    1999 72,812 shares, 1998 40,415 shares            (579,179)        (280,480)
                                                   ----------------------------
                                                     4,239,999        5,259,625
                                                   ----------------------------
                                                   $13,653,782      $14,277,389
                                                   ----------------------------
                                                   ----------------------------

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                            1999                1998                1997
- --------------------------------------------------------------------------------------------
Revenues:
  Premiums                              $ 34,705,625        $ 36,157,947        $ 35,124,035
  Less premiums ceded for reinsurance       (457,120)           (440,396)           (369,888)
                                        ------------        ------------        ------------
                                          34,248,505          35,717,551          34,754,147
  Third party administration fees          3,060,583           3,080,947           3,628,131
  Investment income                          513,599             606,615             615,134
  Other income                               605,401             647,850             583,648
                                        ------------        ------------        ------------
        TOTAL REVENUES                    38,428,088          40,052,963          39,581,060
                                        ------------        ------------        ------------

Operating expenses:
  Claims incurred                         30,539,355          31,318,143          31,593,161
  Less reinsurance recoveries               (444,296)           (703,563)           (616,801)
                                        ------------        ------------        ------------
                                          30,095,059          30,614,580          30,976,360
  Personnel expenses                       4,084,953           3,891,275           3,804,217
  Commissions                              1,385,917           1,425,808           1,513,054
  Professional fees expenses               1,040,665           1,020,213             970,237
  Office expenses                            680,132             625,614             673,114
  Occupancy expenses                         693,391             657,207             656,951
  State insurance taxes                      418,872             458,519             421,622
  Advertising expenses                       386,280             378,638             378,310
  Other general and administrative expenses  457,181             378,000             309,286
                                        ------------        ------------        ------------
        TOTAL OPERATING EXPENSES          39,242,450          39,449,854          39,703,151
                                        ------------        ------------        ------------
        INCOME (LOSS) BEFORE INCOME
          TAXES AND MINORITY INTEREST       (814,362)            603,109            (122,091)
Income taxes (benefit) (Note 8)             (196,943)            123,625             (57,000)
                                        ------------        ------------        ------------
INCOME (LOSS) BEFORE MINORITY INTEREST      (617,419)            479,484             (65,091)
Minority interest in income (loss)
  of subsidiary                                4,395              (3,554)             45,017
                                        ------------        ------------        ------------
        NET INCOME (LOSS)               $   (621,814)        $   483,038        $   (110,108)
                                        ------------        ------------        ------------
                                        ------------        ------------        ------------

Earnings (loss) per common share        $      (0.43)        $      0.33       $       (0.07)
                                        ------------        ------------        ------------
                                        ------------        ------------        ------------

See Notes to Consolidated Financial Statements.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                               Additional
                                                            Capital              Paid-In
                                                             Stock               Capital
- ---------------------------------------------------------------------------------------
Balance, December 31, 1996                                  $ 26,778         $ 3,749,342
   Issuance of Class A preferred stock                         1,940                   -
   Redemption of Class A preferred stock                      (1,670)                  -
   Dividends paid on Class C common stock                          -                   -
   Comprehensive income:
      Net (loss)                                                   -                   -
      Net change in unrealized loss on securities
        available for sale                                         -                   -
      Comprehensive income (loss)                                  -                   -
                                                            ----------------------------
Balance, December 31, 1997                                    27,048           3,749,342
   Issuance of Class A preferred stock                           900                   -
   Redemption of Class A preferred stock                        (540)                  -
   Dividends paid on Class C common stock                          -                   -
   Purchase of treasury stock (Note 9)                             -                   -
   Comprehensive income:
      Net income                                                   -                   -
      Net change in unrealized loss on securities
        available for sale                                         -                   -
      Comprehensive income                                         -                   -
                                                            ----------------------------
Balance, December 31, 1998                                    27,408           3,749,342
   Issuance of Class A preferred stock                           850                   -
   Redemption of Class A preferred stock                        (420)                  -
   Dividends paid on Class C common stock                          -                   -
   Purchase of treasury stock (Note 9)                             -                   -
   Comprehensive income:
      Net (loss)                                                   -                   -
      Net change in unrealized loss on securities
        available for sale                                         -                   -
      Comprehensive income (loss)                                  -                   -
                                                            ----------------------------
Balance, December 31, 1999                                  $ 27,838         $ 3,749,342
                                                            ----------------------------
                                                            ----------------------------

See Notes to Consolidated Financial Statements.

                                                        Accumulated
                                                           Other
                                           Retained    Comprehensive   Treasury
                                           Earnings     Income(Loss)     Stock     Total
- --------------------------------------------------------------------------------------------
Balance, December 31, 1996                $ 1,877,084   $(13,132)           -    $ 5,640,072
   Issuance of Class A preferred stock              -          -            -          1,940
   Redemption of Class A preferred stock            -          -            -         (1,670)
   Dividends paid on Class C common stock    (331,267)         -            -       (331,267)
   Comprehensive income:
      Net (loss)                             (110,108)         -            -
      Net change in unrealized loss on securities
        available for sale                          -      5,191            -
      Comprehensive income (loss)                   -          -            -       (104,917)
                                   -----------------------------------------------------------
Balance, December 31, 1997                  1,435,709     (7,941)           -      5,204,158
   Issuance of Class A preferred stock              -          -            -            900
   Redemption of Class A preferred stock            -          -            -           (540)
   Dividends paid on Class C common stock    (146,754)         -            -       (146,754)
   Purchase of treasury stock (Note 9)              -          -     (280,480)      (280,480)
   Comprehensive income:
      Net income                              483,038          -            -
      Net change in unrealized loss on securities
        available for sale                          -       (697)           -
      Comprehensive income                          -          -            -        482,341
                                   -----------------------------------------------------------
Balance, December 31, 1998                  1,771,993     (8,638)    (280,480)      5,259,625
   Issuance of Class A preferred stock              -          -            -            850
   Redemption of Class A preferred stock            -          -            -           (420)
   Dividends paid on Class C common stock     (73,267)         -            -        (73,267)
   Purchase of treasury stock (Note 9)              -          -     (298,699)      (298,699)
   Comprehensive income:
      Net (loss)                             (621,814)         -            -
      Net change in unrealized loss on securities
        available for sale                          -    (26,276)           -
      Comprehensive income (loss)                   -          -            -       (648,090)
                                   -----------------------------------------------------------
Balance, December 31, 1999                $ 1,076,912   $(34,914)  $ (579,179)   $ 4,239,999
                                   -----------------------------------------------------------
                                   -----------------------------------------------------------

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                      1999            1998           1997
- --------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net income (loss)                                  $(621,814)     $ 483,038    $  (110,108)
 Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Depreciation                                       329,472        307,211        318,493
   Minority interest in income (loss) of subsidiary     4,395         (3,554)        45,017
   Amortization of discounts and premiums on
     investments and certificates of deposit, net    (130,662)      (138,461)      (139,675)
   (Increase) decrease in receivables                 323,752       (453,385)        36,969
   (Increase) decrease in prepaids and other assets    13,417        (29,201)        13,758
   (Increase) decrease in deferred income taxes        33,400         60,000       (284,000)
   Increase in reported and unreported
     claims payable                                   257,631        245,818        975,349
   Increase in accounts payable
     and accrued expenses                              98,632         32,875         15,629
   Increase (decrease) in unearned premiums
     and administration fees                           10,734        209,260       (225,122)
   Increase (decrease) in contingency
     reserves payable                                  32,783       (273,278)       858,552
                                                  ------------------------------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES      351,740        440,323      1,505,862
                                                  ------------------------------------------
 Cash Flows From Investing Activities
   Purchase of securities available for sale           (6,976)        (6,397)        (6,259)
   Held to maturity securities:
     Matured                                          560,000        985,000        525,000
     Purchased                                              -       (367,364)      (726,030)
   Repayments on collateralized mortgage obligations   55,839        283,548        157,013
   Proceeds from maturities of certificates
     of deposit                                     1,075,000      1,447,000      1,470,000
   Purchase of certificates of deposit             (1,000,000)    (1,175,000)    (1,325,000)
   (Increase) in contracts with life
     insurance companies                              (15,245)       (19,000)       (12,000)
   Purchase of property and equipment                (526,943)      (256,533)      (231,238)
   Proceeds from sale of property and equipment             -              -         18,711
                                                  ------------------------------------------
       NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                         141,675        891,254       (129,803)
                                                  ------------------------------------------

See Notes to Consolidated Financial Statements.

                                                         1999           1998           1997
                                                    ------------------------------------------
 Cash Flows From Financing Activities
   Proceeds from issuance of capital stock                $ 850        $   900        $ 1,940
   Redemption of capital stock                             (420)          (540)        (1,670)
   Payment of dividends                                 (73,267)      (146,754)      (331,267)
   Purchase of treasury stock                          (298,699)      (280,480)             -
                                                    ------------------------------------------
        NET CASH (USED IN) FINANCING ACTIVITIES        (371,536)      (426,874)      (330,997)
                                                    ------------------------------------------
        INCREASE IN CASH AND
          CASH EQUIVALENTS                              121,879        904,703      1,045,062

 Cash and Cash Equivalents
   Beginning                                          5,372,457      4,467,754      3,422,692
                                                    ------------------------------------------
   Ending                                           $ 5,494,336    $ 5,372,457    $ 4,467,754
                                                    ------------------------------------------
                                                    ------------------------------------------
 Supplemental Disclosures of Cash Flow Information
   Cash payments for:
     Income taxes, net of refunds                     $(250,000)    $  315,275      $   2,000

 Supplemental Disclosures of Noncash Investing
   and Financing Activities
     (Increase) decrease in unrealized loss on
       securities available for sale                    (26,276)          (697)         5,191

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- ------------------------------------------------------------------------------

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

A summary of the Company's significant accounting policies follows:

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, DAKOTACARE Administrative Services, Incorporated (DAS), and DAKOTACARE Insurance, LTD. (DIL), and its 50.11% owned subsidiary, Dakota Health Plans, Incorporated (DHP). DAS and DHP are third party administrators of health care plans for independent employer companies. DIL's primary activity is in providing reinsurance quota share excess medical stop loss coverage to DAS and DHP's self funded customers. During December of 1998, DHP ceased business operations. Management expects to formally dissolve DHP during 2000 with no material effect on the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

BASIS OF FINANCIAL STATEMENT PRESENTATION: The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the liabilities for contingency reserves payable and reported and unreported claims payable.

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

- -------------------------------------------------------------------------

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



                                               1999                1998
                                          ----------------------------------
Furniture, equipment and automobiles       $ 2,740,214         $ 2,485,278
Building and building improvements              53,370              53,370
Other                                          134,818             134,818
                                          ----------------------------------
                                             2,928,402           2,673,466
Less accumulated depreciation                1,817,925           1,760,460
                                          ----------------------------------
                                            $1,110,477         $   913,006
                                          ----------------------------------
                                          ----------------------------------

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- -----------------------------------------------------------------------------

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

EARNINGS (LOSS) PER COMMON SHARE: Earnings (loss) per common share was calculated by dividing net income (loss) by the weighted average number of Class C common shares outstanding during each period. The weighted average number of Class C common shares outstanding was 1,448,600 in 1999, 1,482,635 in 1998, and 1,505,760 in 1997. All references to earnings (loss) per share in the consolidated financial statements are to basic earnings (loss) per share, as the Company has no potential common stock.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- ----------------------------------------------------------------------------

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

Effective January 1, 1998, the Company adopted FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. Statement No. 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. See Note 12 for disclosures about the Company's operating segments.

NOTE 2. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents and certificates of deposit: The carrying amount approximates fair value because of the relative short maturity of those instruments.

Investments: Fair values for the Company's investment securities are based on quoted market prices. At December 31, 1999, the carrying amount and fair value of the Company's investment securities was $3,773,739 and $3,760,201, respectively. At December 31, 1998, the carrying amount and fair value of the Company's investment securities was $4,278,216 and $4,549,012, respectively.

Accrued interest receivable: The carrying amount approximates fair value due to the nature of the balances recorded.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- -----------------------------------------------------------------------------

NOTE 3. RECEIVABLES

Receivables consist of the following:

                                                 1999            1998
                                               --------      ----------
  Commissions                                $        -     $    3,561
  Drug manufacturer chargebacks                 145,064        133,111
  Premiums                                       86,667         61,055
  Subrogation, net of recovery expenses          88,500         84,011
  Interest                                       21,099         27,068
  Reinsurance                                         -        275,651
  Income taxes                                  252,000        273,650
  Funds withheld by ceding insurer              115,270        104,485
  Other                                         220,428        290,188
                                             ----------      ----------
                                                929,028      1,252,780
  Less allowance for doubtful accounts               --             --
                                             ----------      ----------
                                             $  929,028     $1,252,780
                                             ----------      ----------
                                             ----------      ----------

NOTE 4. REINSURANCE

The Company's policy is to reinsure that portion of risk in excess of $125,000 in 1999 and $85,000 in 1998 of covered hospital inpatient expenses of any enrollee per contract year, subject to a coinsurance provision which ranged from 75% to 90% in 1999 and 50% to 90% in 1998 based on average daily amounts specified in the plan, and a $2,000,000 lifetime maximum benefit per enrollee, with a $500,000 maximum plan exposure per member per year in 1999. The Company would be liable for any obligations that the reinsuring company is unable to meet under the reinsurance agreement.

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

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- -----------------------------------------------------------------------------

NOTE 5. INVESTMENT SECURITIES

Investment securities at December 31, 1999 are as follows:

                                                         Gross         Gross       Estimated
                                        Amortized      Unrealized   Unrealized       Fair
                                           Cost          Gains       (Losses)        Value
                                      --------------------------------------------------------
Debt securities held to maturity:
  Obligations of U.S. treasury, government
    agencies and corporations          $  482,228      $   4,530           (284)    $  486,474
  Obligations of state and
    political subdivisions              2,994,536         18,904        (36,364)     2,977,076
  U.S. governmental agency collateralized
    mortgage obligations                   10,575              -           (324)        10,251
                                      --------------------------------------------------------
                                       $3,487,339      $  23,434      $ (36,972)    $3,473,801
                                      --------------------------------------------------------
                                      --------------------------------------------------------
Equity securities available for sale:
  Bond mutual funds                    $  321,314      $       -      $ (34,914)    $  286,400
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

                                                    December 31, 1999
                                            ------------------------------
                                              Amortized         Estimated
                                                 Cost           Fair Value
                                            ------------------------------
  Due in  one year                          $   431,570        $   432,697
  Due after one year through five years       1,990,566          2,002,787
  Due after five years through ten years        981,258            951,391
  Due after ten years                            73,370             76,675
                                            ------------------------------
                                              3,476,764          3,463,550
  Collateralized mortgage obligations            10,575             10,251
                                            ------------------------------
                                            $ 3,487,339        $ 3,473,801
                                            ------------------------------
                                            ------------------------------

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- -----------------------------------------------------------------------------

NOTE 5. INVESTMENT SECURITIES (CONTINUED)

Investment securities at December 31, 1998 are as follows:

                                                    Gross            Gross        Estimated
                                    Amortized     Unrealized       Unrealized        Fair
                                      Cost           Gains          (Losses)         Value
                                  -----------------------------------------------------------
Debt securities held to maturity:
  Obligations of U.S. treasury, government
    agencies and corporations     $   949,781     $  58,506        $      -       $ 1,008,287
  Obligations of state and political
    subdivisions                    2,957,539       213,510          (1,833)        3,169,216
  U.S. governmental agency collateralized
    mortgage obligations               65,196           904            (291)           65,809
                                  ------------------------------------------------------------
                                  $ 3,972,516     $ 272,920        $ (2,124)      $ 4,243,312
                                  ------------------------------------------------------------
                                  ------------------------------------------------------------
Equity securities available for sale:
  Bond mutual funds                 $ 314,338     $   1,431        $(10,069)      $   305,700
                                  ------------------------------------------------------------
                                  ------------------------------------------------------------

There were no sales of debt or equity securities during the years ended December 31, 1999, 1998 or 1997, and accordingly, no reclassification adjustments on investment securities for the respective years. At December 31, 1999 and 1998, no individual investments in obligations of state and political subdivisions exceeded 10% of the Company's equity.

At December 31, 1999 and 1998, the Company had certificates of deposit of $500,000 on deposit with the South Dakota Department of Commerce and Regulation, Division of Insurance (Division of Insurance), to meet the deposit requirement of state insurance laws.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------

NOTE 6.  CONTINGENCY RESERVES PAYABLE

The Company's agreements with participating physicians provide that up to 20% of fees for services provided, as submitted to the Company, may be withheld to provide a contingency reserve that may be used to fund operations or meet other financial requirements of the Company. The percentage withheld for the years 1997 through 1999 was 15%. The amounts withheld may be paid to the participating physicians at the discretion of the Board of Directors of the Company, although the Company is not contractually obligated to pay out amounts withheld. Management estimates the expected amount of contingency reserves to be paid to participating physicians and records a liability based upon factors such as cash flow needs, net income, and accumulations of amounts withheld. Payments to physicians are made at such times as the Board of Directors approves payouts. The recorded liability at December 31, 1999, is equal to actual amounts withheld for the years ended December 31, 1999 and 1998. In 1999, contingency reserve payments to physicians were $299,990. During 1999, the Company's Board of Directors, with approval from the Division of Insurance, voted to write off $1,043,131 of contingency reserves withheld in 1997, which reduced claims expense in 1999 and was accounted for as a change in accounting estimate. This change had the effect of decreasing net loss for 1999 by $688,470, or $.48 per common share, net of income taxes.


NOTE 7.  REPORTED AND UNREPORTED CLAIMS PAYABLE

Activity in the liability for reported and unreported claims payable is summarized as follows:


                                              1999                1998                1997
                                          ---------------------------------------------------
Balance at January 1                      $ 4,409,622         $ 4,163,804         $ 3,188,455
                                          ---------------------------------------------------
Incurred related to:
  Current year                             30,226,506          30,197,890          30,237,417
  Prior years                                 911,684             416,690             738,943
  Contingency reserves written off         (1,043,131)                  -                   -
                                          ---------------------------------------------------
Total incurred                             30,095,059          30,614,580          30,976,360
                                          ---------------------------------------------------
Paid related to:
  Current year                             24,240,777          25,704,590          26,217,052
  Prior years                               5,321,000           4,710,337           3,920,866
                                          ---------------------------------------------------
Total paid                                 29,561,777          30,414,927          30,137,918
                                          ---------------------------------------------------
Less reinsurance recoverables at January 1   (275,651)           (229,486)            (92,579)
Plus reinsurance recoverables at December 31        -             275,651             229,486
                                          ---------------------------------------------------
Balance at December 31                    $ 4,667,253         $ 4,409,622         $ 4,163,804
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

The components of income tax expense as of December 31 are as follows:

                                    1999         1998           1997
                                ---------------------------------------
Current                         $(230,343)   $  63,625       $227,000
Deferred (benefit)                 33,400       60,000       (284,000)
                                ---------------------------------------
                                $(196,943)   $ 123,625       $(57,000)
                                ---------------------------------------
                                ---------------------------------------


Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to income before income taxes as a result of the following:

                                                         1999           1998          1997
                                                      ---------------------------------------
Computed "expected" tax expense (benefit)             $(285,000)     $ 211,000     $ (42,700)
Tax exempt interest                                     (42,788)       (43,281)      (38,861)
Lobbying                                                  2,977          4,866         9,105
Reversal of overaccrual of prior year's taxes                 -        (26,576)            -
Change in valuation allowance for deferred
  tax assets                                            108,400              -             -
Effect of tax rate brackets and other                    19,468        (22,384)       15,456
                                                      ---------------------------------------
                                                      $(196,943)     $ 123,625     $ (57,000)
                                                      ---------------------------------------
                                                      ---------------------------------------

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------

NOTE 8.  INCOME TAX MATTERS (CONTINUED)

The net deferred tax assets consist of the following components at December 31:

                                                                   1999           1998
                                                             ----------------------------
Deferred tax assets:
  Contingency reserves payable                               $   926,000      $   915,000
  Reported and unreported claims payable                          45,500           44,000
  Unearned premiums                                               50,800           50,000
  Accrued expenses and other                                      83,300           95,000
  Net unrealized loss on securities available for sale            11,900                -
  Net operating loss carryforward of subsidiary                  108,400           39,000
                                                             ----------------------------
                                                               1,225,900        1,143,000
  Less valuation allowance                                       120,300                -
                                                             ----------------------------
                                                               1,105,600        1,143,000
                                                             ----------------------------
Deferred tax liability:
  Property and equipment                                         (57,000)         (61,000)
                                                             ----------------------------
                                                             $ 1,048,600      $ 1,082,000
                                                             ----------------------------
                                                             ----------------------------

Reflected on the accompanying balance sheets as follows:

                                                                  1999           1998
                                                             ----------------------------
Current assets                                               $   639,000      $   647,000
Noncurrent assets                                                409,600          435,000
                                                             ----------------------------
                                                             $ 1,048,600      $ 1,082,000
                                                             ----------------------------
                                                             ----------------------------

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------

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

To facilitate liquidity for Class C common stock (Common Stock) in the event of death, disability, or retirement of a shareholder, the Company's Board of Directors adopted a Stock Repurchase Program (Program) which was implemented in February 1998. Participation in the Program is voluntary. No shareholder is required to sell his or her shares of Common Stock under the Program nor is the Company required to purchase any Common Stock under the Program. The purchase and sale of Common Stock under the Program is subject to repurchase conditions as described in the Program. The Board of Directors of the Company may, at any time, modify or terminate the Program. The Company may also, at its discretion, offer to repurchase shares of Common Stock outside of the Program in compliance with applicable laws. During 1999 and 1998, 32,397 and 40,415 shares, respectively, were acquired for the treasury under the Program.

Regulatory capital as required by the Division of Insurance at December 31, 1999 and 1998 was $200,000 on a statutory basis of accounting, which the Company significantly exceeded. As long as the Company exceeds required regulatory capital, it is not restricted by the Division of Insurance in the amount of dividends it may pay.

The Company is also subject to risk based capital (RBC) requirements promulgated by the National Association of Insurance Commissioners (NAIC). The RBC standards establish uniform minimum capital requirements for insurance companies. The RBC formula applies various weighting factors to financial balances or various levels of activities based on the perceived degree of risk. At December 31, 1999, the Company's stockholders' equity exceeded the minimum levels required by the RBC standards.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------

NOTE 10.  TRANSACTIONS WITH AFFILIATE

The Company leases office space from the South Dakota State Medical Association (Association). The Company has a one year lease which automatically renews for one year terms each January 1, unless terminated with at least 30 days notice prior to the end of the lease term. The 2000 lease renewal requires minimum rental payments of $211,016. Total rental payments for this office space for the years ended December 31, 1999, 1998 and 1997 were $204,870, $204,870 and $186,500, respectively.

The Company provides group health insurance coverage for employees of the Association. Total premium income from the affiliate for the years ended December 31, 1999, 1998 and 1997 was $48,330, $47,721, and $42,517,
respectively.

NOTE 11.  RETIREMENT PLAN AND DEFERRED COMPENSATION

The Company is included in a qualified money-purchase pension plan with the South Dakota State Medical Association and the South Dakota Foundation for Medical Care. This multiple-employer plan covers employees who have attained
age 21, and have completed one year of service.   Contributions, which are
required under the plan, were an amount equal to 11.5% of the participants' compensation for the twelve-month periods ending September 1, 1999, 1998 and 1997. Retirement plan expense for the years ended December 31, 1999, 1998 and 1997 was $238,689, $233,483, and $216,364, respectively.

In connection with employment contracts between the Company and certain officers, provision has been made for the future compensation which is payable upon the completion of the earlier of 25 years of service to the Company and related organizations or attainment of the age of 65 or any earlier retirement age specified by the Board of Directors by resolution. At December 31, 1999 and 1998, $97,131 and $58,274, respectively, was accrued under these contracts.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------

NOTE 12.  SEGMENT INFORMATION

The Company has three reportable segments:  Health Maintenance Organization
(HMO), Third Party Administration (TPA) and Reinsurance. The HMO segment consists of the operations of the Company. The Company is a South Dakota licensed HMO engaged in the development of comprehensive health care delivery systems. The TPA segment consists of the operations of DAS and DHP. DAS and DHP are TPA's of health care plans for independent employer companies. The reinsurance segment consists of the operations of DIL. DIL's primary activity is in providing reinsurance quota share excess medical stop loss coverage to DAS's self funded customers.

The Company evaluates performance and allocates resources based on net income determined under general accepted accounting principles. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates payroll costs incurred based on the activities of admitting new enrollees and in adjudicating claims. The HMO segment profit includes the equity in earnings
(loss) of the TPA and reinsurance segments. Intersegment revenues primarily relate to equipment rental charges which are based on the depreciation on the underlying assets.

The Company's reportable segments are derived from the operations of the Company and subsidiaries that offer different products. The reportable segments are managed separately because they provide distinct services.

Year Ended December 31, 1999
- --------------------------------------------------------------------------------------------
                                         HMO            TPA        Reinsurance       Totals
                                  ----------------------------------------------------------
Revenues from external customers   $ 34,048,724    $ 3,259,507    $ 646,836      $ 37,955,067
Intersegment revenues                         -        241,325            -           241,325
Investment income                       455,461         44,138       14,000           513,599
Depreciation expense                     88,147        241,325            -           329,472
Segment (loss)                         (621,814)      (267,738)    (200,888)       (1,090,440)
Equity in net (loss) of subsidiaries   (473,021)             -            -          (473,021)
Income tax (benefit)                    (55,950)      (140,993)           -          (196,943)
Segment assets                       12,905,809      1,699,895      457,870        15,063,574

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------

NOTE 12.  SEGMENT INFORMATION (CONTINUED)

Year Ended December 31, 1998
- -------------------------------------------------------------------------------------------
                                        HMO            TPA        Reinsurance       Totals
                                   --------------------------------------------------------
Revenues from external customers   $ 35,796,765    $ 3,540,988      $ 673,790    $ 40,011,543
Intersegment revenues                         -        236,526              -         236,526
Investment income                       538,170         55,333              -         593,503
Depreciation expense                     85,787        221,424              -         307,211
Segment profit (loss)                   483,038        (68,319)        23,345         438,064
Equity in net (loss) of subsidiaries    (44,420)             -              -         (41,420)
Income tax expense (benefit)            158,350        (34,725)             -         123,625
Segment assets                       13,607,488      1,953,572        475,006      16,036,066



Year Ended December 31, 1997
- ------------------------------------------------------------------------------------------
                                         HMO            TPA        Reinsurance       Totals
                                   ----------------------------------------------------------
Revenues from external customers   $ 34,718,343    $ 4,121,995      $ 694,892    $ 39,535,230
Intersegment revenues                         -        864,735              -         864,735
Investment income                       546,562         58,247         10,325         615,134
Depreciation expense                     85,284        234,209              -         319,493
Segment profit (loss)                  (110,108)       111,235       (112,048)       (110,921)
Equity in net income of
  subsidiaries                          (45,830)             -              -         (45,830)
Income tax expense (benefit)            (98,142)        41,142              -         (57,000)
Segment assets                       13,455,364      1,854,251        345,114      15,654,729
Expenditures for long-lived assets
  (land and building)                    59,150              -              -          59,150

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------

NOTE 12.  SEGMENT INFORMATION (CONTINUED)

                                                      1999           1998           1997
                                                ---------------------------------------------
Revenues
Total external revenues for reportable segments $ 37,955,067      $ 40,011,543   $ 39,535,230
Intersegment revenues for reportable segments        241,325           236,526        864,735
Elimination of intersegment revenues                (241,325)         (236,526)      (864,735)
Elimination of net (loss) of subsidiaries           (473,021)          (41,420)       (45,830)
                                                ---------------------------------------------
    Total consolidated revenues                 $ 38,428,088      $ 40,052,963   $ 39,581,060
                                                ---------------------------------------------
                                                ---------------------------------------------

Income or Loss
Total income (loss) for reportable segments     $ (1,090,440)     $    438,064   $   (110,921)
Elimination of equity in net (loss)
  of subsidiaries                                   (473,021)          (41,420)       (45,830)
Minority interest in income (loss) of subsidiary       4,395            (3,554)        45,017
                                                ---------------------------------------------
    Total consolidated net income (loss)        $   (621,814)      $   483,038   $   (110,108)
                                                ---------------------------------------------
                                                ---------------------------------------------

Assets
Total assets for reportable segments            $ 15,063,574      $ 16,036,066   $ 15,654,729
Elimination of intercompany receivable              (135,058)         (100,922)       (44,753)
Elimination of investment in subsidiaries         (1,274,734)       (1,657,755)    (1,599,175)
                                                ---------------------------------------------
    Total consolidated assets                   $ 13,653,782      $ 14,277,389   $ 14,010,801
                                                ---------------------------------------------
                                                ---------------------------------------------


NOTE 13.  LITIGATION

During 1998, a substantial claim was filed against the Company in circuit court which alleges wrongful non-renewal of a sales agency contract and seeks compensatory and punitive damages. As of March 2000, the lawsuit is in the discovery stage. Management believes the lawsuit is without merit and the Company will vigorously defend itself in this matter.

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

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.       Description
- -----------       -----------
10                Office Lease with the South Dakota State Medical Association

21                Subsidiaries of the Registrant