Form 10-Q
period 2000-03-31
SOUTH DAKOTA STATE MEDICAL HOLDING CO INC
filed 2000-05-12
CIK 919176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2000

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

     Class                            Outstanding at May 03, 2000
Class C Common Stock                              1,432,948

  SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
                               FORM 10-Q

                                 INDEX

                                                                Page Number

Part 1.  Financial Information (unaudited)

   Item 1.  Financial Statements

     Consolidated Balance Sheets at
     March 31, 2000 and December 31, 1999                            2

     Consolidated Statements of Operations for
     the Three Months Ended March 31, 2000 and 1999                  3

     Consolidated Statement of Stockholders' Equity
     for the Three Months Ended March 31, 2000                       4

     Consolidated Statements of Cash Flows
     for the Three Months Ended March 31, 2000 and 1999              5

     Notes to Consolidated Financial Statements                    6-7

   Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations               7-10

   Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk                                       10

Part II.  Other Information                                         10

   Item 1.  Legal Proceedings                                       10

   Item 2.  Changes in Securities                                   10

   Item 3.  Default Upon Senior Securities                          10

   Item 4.  Submission of Matters to a Vote
            of Security Holders                                     10

   Item 5.  Other Information                                       10

   Item 6.  Exhibits and Reports on Form 8-K                        10

   Signatures                                                       11


                       PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                            CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                       March 31,    December 31,
             ASSETS                                       2000          1999
Cash and cash equivalents                           $  7,656,310   $  5,494,336
Investments in securities held to maturity               148,036        431,570
Certificates of deposit                                  500,000        500,000
Receivables                                              842,102        929,028
Prepaids and other assets                                114,797        140,513
Deferred income taxes                                    665,000        639,000
                                                    -------------  -------------
  Total current assets                              $  9,926,245   $  8,134,447
                                                    -------------  -------------
Investment in securities held to maturity           $  3,088,706   $  3,055,769
Investments in securities available for sale             115,100        286,400
Pledged certificates of deposit                          500,000        500,000
Certificate of deposit                                    50,000         50,000
Contracts with life insurance companies                  105,079        107,089
                                                    -------------  -------------
  Total long-term investments                       $  3,858,885   $  3,999,258
                                                    -------------  -------------
Property and equipment, net of accum. depreciation  $  1,064,307   $  1,110,477
                                                    -------------  -------------
Deferred income taxes                               $    410,500   $    409,600
                                                    -------------  -------------
                                                    $ 15,259,937   $ 13,653,782
                                                    =============  =============
             LIABILITIES
Reported and unreported claims payable              $  4,718,278   $  4,667,253
Unearned premiums and administration fees              1,198,648        849,777
Accounts payable and accrued expenses                  1,026,969        818,401
Contingency reserves payable                           1,300,000      1,300,000
                                                    -------------  -------------
  Total current liabilities                         $  8,243,895   $  7,635,431
Contingency reserves payable                           1,711,714      1,423,351
                                                    -------------  -------------
  Total liabilities                                 $ 10,206,859   $  9,058,782
                                                    -------------  -------------
Minority interest in subsidiary                     $    355,746   $    355,001
                                                    -------------  -------------
        STOCKHOLDERS' EQUITY
Class A preferred stock, issued 1,163 shares        $     11,630   $     11,480
Class B preferred stock, issued 1,300 shares               1,300          1,300
Class C common stock, issued 1,505,760 shares             15,058         15,058
Additional paid-in capital                             3,749,342      3,749,342
Retained earnings                                      1,756,146      1,076,912
Accumulated other comprehensive income                    (5,715)       (34,914)
Treasury Stock, Class C common stock                    (579,179)      (579,179)
                                                    -------------  -------------
                                                    $  4,948,582   $  4,239,999
                                                    -------------  -------------
                                                    $ 15,259,937   $ 13,653,782
                                                    =============  =============

See Notes to Consolidated Financial Statements.                            2

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                Three Months Ended March 31,
                                      2000          1999
Revenues:
  Premiums, net of reins. ceded  $  9,696,608  $  8,281,038
  Third party administration fees     826,684       772,650
  Investment income                   125,411       125,310
  Other income                        163,934       139,511
                                 ------------- -------------
     Total revenues              $ 10,812,637  $  9,318,509
                                 ------------- -------------
Operating expenses:
  Claims incurred,
    net of reins. recoveries     $  7,380,452  $  7,656,802
  Personnel expense                 1,009,817     1,024,092
  Commissions                         441,231       361,084
  Professional fees expense           275,285       259,164
  Office expense                      108,256       175,807
  Advertising                          87,720       109,578
  Occupancy expense                   196,999       175,998
  State insurance taxes               108,700        92,271
  Other general and
    administrative expenses           167,512        92,918
                                 ------------- -------------
     Total operating expenses    $  9,775,972  $  9,947,714
                                 ------------- -------------

Income (loss) before income taxes
  and minority interest          $  1,036,665  $   (629,205)

Income taxes (benefit)                356,685      (251,000)
                                 ------------- -------------
Income (loss) before minority
  interest                       $    679,980  $   (378,205)
Minority interest in income
  (loss) of subsidiary                    746         1,480
                                 ------------- -------------
     Net income (loss)           $    679,234  $   (379,685)
                                 ============= =============

Earnings (loss) per common share $       0.47  $      (0.26)
                                 ============= =============

Weighted average number of
  common shares outstanding         1,432,948     1,465,345
                                 ============= =============

See Notes to Consolidated Financial Statements.

                        SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                   CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                         THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)

                                                           Accumulated
                                  Additional                  Other
                        Capital    Paid-In      Retained  Comprehensive Treasury
                         Stock     Capital      Earnings   Income(Loss)   Stock       Total
Balance,
December 31, 1999       $27,838   $3,749,342   $1,076,912   $(34,914)  $(579,179)  $4,239,999
  Issuance of Class A
    preferred stock         150           --           --         --          --          150
  Redemption of Class A
    preferred stock          --           --           --         --          --           --
  Treasury stock
    purchased at cost        --           --           --         --          --           --
  Dividends paid on
    Class C common
    stock                    --           --           --         --          --           --
  Comprehensive income:
    Net income               --           --      679,234         --          --
    Net change in un-
      realized loss on
      securities avail-
      able for sale          --           --           --     29,199          --
    Comprehensive income     --           --           --         --          --      708,433
                        --------  -----------  -----------  ---------  ----------  -----------
Balance,March 31, 2000  $27,988   $3,749,342   $1,756,146   $ (5,715)  $(579,179)  $4,948,582
                        ========  ===========  ===========  =========  ==========  ===========

See Notes to Consolidated Financial Statements.

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Three Months Ended March 31,
                                                          2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                 $    679,234   $   (379,685)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation                                          82,164         76,539
    Minority interest in income (loss)
      of subsidiary                                          746          1,480
    Amortization of discounts and premiums
      on investments, net                                (37,495)       (34,856)
    Loss on disposal of equipment                         11,659             --
    Loss on sale of investments                           27,437             --
    Decrease in receivables                               86,176        167,827
    Decrease in prepaids and other assets                 25,716         32,206
    (Increase) in deferred income taxes                  (26,900)       (33,000)
    Increase (decrease) in reported and
      unreported claims payable                           51,025       (137,498)
    Increase in unearned premiums and
      administration fees                                348,871        258,545
    Increase in accounts payable and accrued expenses    209,318        216,444
    Increase in contingency reserve payable              288,363        330,099
                                                    -------------  -------------
Net cash provided by (used in) operating activities $  1,746,314   $    498,101
                                                    -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available for sale         $     (6,081)  $     (1,595)
  Held to maturity securities:
    Matured                                              291,461             --
    Purchased                                                 --             --
  Repayments on collateralized mortgage obligations          841         25,824
  Proceeds from maturities of certificates of deposit    400,000        475,000
  Proceeds from sale of securities available for sale    174,932             --
  Purchase of certificates of deposit                   (400,000)      (400,000)
  (Increase) decrease in contracts with life
    insurance companies                                    2,010         (6,000)
  Purchase of property and equipment                     (47,653)      (175,930)
  Proceeds from the sale of property and equipment            --             --
                                                    -------------  -------------
Net cash provided by(used in) investing activities  $    415,510   $    (82,701)
                                                    -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of capital stock           $        150   $        160
  Redemption of capital stock                                 --             --
  Payment of dividends                                        --        (73,267)
  Purchase of treasury stock                                  --             --
                                                    -------------  -------------
Net cash provided by(used in) financing activities  $        150  $     (73,107)
                                                    -------------  -------------
Increase (decrease) in cash and cash equivalents    $  2,161,974   $    342,293
CASH AND CASH EQUIVALENTS
Beginning                                              5,494,336      5,372,457
                                                    -------------  -------------
Ending                                              $  7,656,310   $  5,714,750
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

The Company evaluates performance and allocates resources based on net income determined under generally accepted accounting principles. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies as indicated in the Company's 1999 Annual Consolidated Financial Statements. The Company allocates payroll costs incurred based on the activities of admitting new enrollees and in adjudicating claims. The HMO segment profit includes the equity in earnings
(loss) of the TPA and reinsurance segments. Intersegment revenues primarily relate to equipment rental charges which are based on the depreciation on the underlying assets.

The Company's reportable segments are derived from the operations of the Company and subsidiaries that offer different products. The reportable segments are managed separately because they provide distinct services.


Period Ended March 31, 2000

---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $  9,744,232  $   874,146  $ 194,259    $ 10,812,637
Intersegment revenues                        --       63,343         --          63,343
Segment profit (loss)                   679,234       57,283    (21,409)        715,108
Segment assets                       13,260,721    1,789,571    460,895      15,511,187

The total segment profit is greater than the consolidated net income by $35,874 because the equity in net income of subsidiaries has not been eliminated from the individual segment amounts.


Period Ended March 31, 1999
---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $  8,332,448  $   815,481  $ 170,580    $  9,318,509
Intersegment revenues                        --       53,804         --          53,804
Segment profit (loss)                  (379,685)     (63,464)    (7,722)       (450,871)
Segment assets                       13,772,000    1,934,471    494,896      16,201,367

The total segment loss is less than the consolidated net loss by $71,186 because the equity in net loss of subsidiaries has not been eliminated from the individual segment amounts.


5.  LITIGATION

During 1998, a substantial claim was filed against the Company in circuit court which alleges wrongful non-renewal of a sales agency contract and seeks compensatory and punitive damages. As of May 2000, the lawsuit is in the discovery stage. Management believes the lawsuit is without merit and the Company will vigorously defend itself in this matter.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The South Dakota State Medical Holding Company, Incorporated, markets its products under the tradename of DAKOTACARE. Its products include group managed health care products such as HMO products and cafeteria plan administration and workers compensation managed care services. Its subsidiaries' (DAS and DHP) products are managed care and claims administration services for self-insured employer groups. Its subsidiary, DIL, accepts reinsurance risk on some of DAS's self-funded and insured customers' life and stop-loss insurance policies. The Company and its subsidiary DAS, market their products through a network of independent insurance agents throughout South Dakota.

The Company contracts with over 98% of the physicians in the state of South Dakota, 100% of the hospitals in the state of South Dakota, and many other health care providers to provide medical services to its enrollees. At March 31, 2000, the Company's HMO enrollment is approximately 24,900 enrollees, while its subsidiary DAS has enrollment of approximately 56,600 enrollees under their Administrative Services Only (ASO) business. DHP currently has no enrollees and is in the process of formally dissolving.

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


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

General
The Company's net income increased $1,058,919 to net income of $679,234 for the three months ended March 31, 2000, as compared to a net loss of $379,685 for the three months ended March 31, 1999. This increase was primarily due to an increase in total revenues of $1,494,128, which was offset by a net increase of $435,943 in operating expenses and income taxes.


Revenues
Total revenues increased $1,494,128, or 16.03%, for the three months ended March 31, 2000, as compared to March 31, 1999. The revenues from the net premiums generated by the health maintenance organization increased $1,389,405, or 17.13%. This increase is attributable to a 9.38% increase in the number of enrollees and a 7.07% increase in the premiums earned per enrollee for the three months ended March 31, 2000, as compared to March
31, 1999. Revenues from the third party administration(TPA) fees increased by $54,034 due to the net increase in enrollment.


Operating Expenses
Total operating expenses decreased $171,742, or 1.73%, for the three months ended March 31, 2000, as compared to March 31, 1999. This was due to a decrease in claims incurred, personnel, advertising and office expense, but was offset by an increase in commissions, professional fees, state insurance taxes, occupancy, and other general and administrative expenses.

Net claims expense decreased by $276,350, or 3.61%. Average claims per enrollee decreased by 11.99% for the three months ended March 31, 2000, as compared to March 31, 1999, while the number of enrollees increased by 9.38%. This led to an overall net claims expense reduction. Personnel and advertising decreased a total of $36,133, or 3.19% due mostly to the reduced advertising as compared to the prior year at this time. Office expense decreased $67,551, or 38.42%, due primarily to reduced postage costs. In the 4th quarter of 1999, heavy mailings were sent and thus reduced the need for any major mailings in the 1st quarter of 2000. Commissions and state insurance taxes increased $96,576, or 21.30%, for the three months ended March 31, 2000, as compared to March 31, 1999. These expenses are directly related to premiums received and thus increased because of the increased revenues. Professional fees, occupancy, and other general and administrative expenses increased $111,716, or 21.16%, due to increased consulting, Division of Insurance fees and short-term computer data fee arrangements.

Income Taxes
Income tax expense (benefit) represents 34.41% and 39.89% of income before income taxes and minority interest for the three months ended March 31, 2000 and 1999, respectively. The Company does not anticipate income to surpass the top income tax bracket. The Company has recorded a valuation allowance against deferred income taxes due to the question of recovery of taxes from losses generated by a foreign subsidiary. The allowance recorded at March 31, 2000 is $113,500. This increased by $5,100 since December 31, 1999. At March 31, 1999, there was no allowance recorded related to this foreign subsidiary. As a result of previous levels of pretax earnings and the availability of recoverable income taxes paid in recent years, no valuation allowance is required for any other of the recorded deferred tax assets.

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

Net cash provided by operating activities increased by $1,248,213 to $1,746,314 for the three months ended March 31, 2000, as compared to March 31, 1999. The increase in cash provided by operations was mainly attributable to net income, an increase in accounts payable and accrued expenses, an increase in unearned premiums and administration fees, and an increase in contingency reserves payable for the three months ended March 31, 2000 as compared to March 31, 1999. There was no payment of contingency reserves payable to physicians for the three months ended March 31, 2000, which caused the increase in the balance for contingency reserves payable. The other accounts which changed are all a factor of billing and payment cycles which fluctuate, but are not unusual in nature. Cash flows have been provided from proceeds on the maturities of securities and certificates of deposits. All of the certificates of deposits which matured were reinvested into new certificates of deposits, which offset the cash flow received on the maturities. The purchase of property and equipment also reduced the cash flows.

The Company is not contractually obligated to pay out the contingency reserves withheld but has historically elected to pay out a majority of the amounts withheld. There were no dividends paid on Class C stock for the three months ended March 31, 2000. Future dividend payment is dependent on operations and liquidity of the Company. The Company believes that cash flows generated by operations, withholding of contingency reserves payable, cash on hand, and short-term investment balances will be sufficient to fund operations, pay out the projected contingency reserves payable, and pay dividends on the Class C common stock.

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

LITIGATION

During 1998, a substantial claim was filed against the Company in circuit court which alleges wrongful non-renewal of a sales agency contract and seeks compensatory and punitive damages. As of May 2000, the lawsuit is in the discovery stage. Management believes the lawsuit is without merit and the Company will vigorously defend itself in this matter.


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

South Dakota State Medical Holding Company, Incorporated
                     (Registrant)



Date:_04/12/2000___                 By:   /s/L. Paul Jensen______
                                          L. Paul Jensen
                                          Chief Executive Officer
                                          (Duly Authorized Officer)


Date:_04/12/2000___                 By:   _/s/Kirk J. Zimmer_____
                                          Kirk J. Zimmer
                                          Senior Vice President
                                          (Principal Financial Officer)

[ARTICLE] 7

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-2000
[PERIOD-END]                               MAR-31-2000
[DEBT-HELD-FOR-SALE]                                 0
[DEBT-CARRYING-VALUE]                        4,286,742
[DEBT-MARKET-VALUE]                          4,277,701
[EQUITIES]                                     115,100
[MORTGAGE]                                           0
[REAL-ESTATE]                                        0
[TOTAL-INVEST]                               4,401,842
[CASH]                                       7,656,310
[RECOVER-REINSURE]                                   0
[DEFERRED-ACQUISITION]                               0
[TOTAL-ASSETS]                              15,511,187
[POLICY-LOSSES]                              4,718,278
[UNEARNED-PREMIUMS]                          1,198,648
[POLICY-OTHER]                                       0
[POLICY-HOLDER-FUNDS]                                0
[NOTES-PAYABLE]                                      0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                     12,930
[COMMON]                                        15,058
[OTHER-SE]                                   4,920,594
[TOTAL-LIABILITY-AND-EQUITY]                15,511,187
[PREMIUMS]                                   9,696,608
[INVESTMENT-INCOME]                            152,848
[INVESTMENT-GAINS]                             -27,437
[OTHER-INCOME]                                 990,618
[BENEFITS]                                   7,380,452
[UNDERWRITING-AMORTIZATION]                          0
[UNDERWRITING-OTHER]                           441,231
[INCOME-PRETAX]                              1,036,665
[INCOME-TAX]                                   356,685
[INCOME-CONTINUING]                            679,234
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   679,234
[EPS-BASIC]                                      .47
[EPS-DILUTED]                                      .47
[RESERVE-OPEN]                               4,667,253
[PROVISION-CURRENT]                          8,022,403
[PROVISION-PRIOR]                             -611,335
[PAYMENTS-CURRENT]                           3,304,125
[PAYMENTS-PRIOR]                             4,055,918
[RESERVE-CLOSE]                              4,718,278
[CUMULATIVE-DEFICIENCY]                       -611,335