Form 10-Q
period 2000-06-30
SOUTH DAKOTA STATE MEDICAL HOLDING CO INC
filed 2000-08-15
CIK 919176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2000

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
YES X    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                            Outstanding at August 03, 2000
Class C Common Stock                              1,398,607

  SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
                               FORM 10-Q

                                 INDEX

                                                                Page Number

Part 1.  Financial Information (unaudited)

   Item 1.  Financial Statements

     Consolidated Balance Sheets at
     June 30, 2000 and December 31, 1999                             2

     Consolidated Statements of Operations for
     the Three and Six Months Ended June 30, 2000 and 1999           3

     Consolidated Statement of Stockholders' Equity
     for the Six Months Ended June 30, 2000                          4

     Consolidated Statements of Cash Flows
     for the Six Months Ended June 30, 2000 and 1999                 5

     Notes to Consolidated Financial Statements                    6-7

   Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations               7-11

   Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk                                       11

Part II.  Other Information                                         11

   Item 1.  Legal Proceedings                                       11

   Item 2.  Changes in Securities                                   11

   Item 3.  Default Upon Senior Securities                          11

   Item 4.  Submission of Matters to a Vote
            of Security Holders                                     11

   Item 5.  Other Information                                       11

   Item 6.  Exhibits and Reports on Form 8-K                        11

   Signatures                                                       12


                       PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                            CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                        June 30,   December 31,
             ASSETS                                       2000          1999
Cash and cash equivalents                           $  8,619,383   $  5,494,336
Investments in securities held to maturity               542,767        431,570
Certificates of deposit                                  500,000        500,000
Receivables                                            1,065,143        929,028
Prepaids and other assets                                106,000        140,513
Deferred income taxes                                    673,000        639,000
                                                    -------------  -------------
  Total current assets                              $ 11,506,293   $  8,134,447
                                                    -------------  -------------
Investment in securities held to maturity           $  2,727,189   $  3,055,769
Investments in securities available for sale             116,900        286,400
Pledged certificates of deposit                          500,000        500,000
Certificate of deposit                                    50,000         50,000
Contracts with life insurance companies                  103,069        107,089
                                                    -------------  -------------
  Total long-term investments                       $  3,497,158   $  3,999,258
                                                    -------------  -------------
Property and equipment, net of accum. depreciation  $  1,000,087   $  1,110,477
                                                    -------------  -------------
Deferred income taxes                               $    402,500   $    409,600
                                                    -------------  -------------
                                                    $ 16,406,038   $ 13,653,782
                                                    =============  =============
             LIABILITIES
Reported and unreported claims payable              $  4,726,925   $  4,667,253
Unearned premiums and administration fees              1,301,150        849,777
Accounts payable and accrued expenses                  1,168,411        818,401
Contingency reserves payable                           1,300,000      1,300,000
                                                    -------------  -------------
  Total current liabilities                         $  8,496,486   $  7,635,431
Contingency reserves payable                           2,063,862      1,423,351
                                                    -------------  -------------
  Total liabilities                                 $ 10,560,348   $  9,058,782
                                                    -------------  -------------
Minority interest in subsidiary                     $    358,116   $    355,001
                                                    -------------  -------------
        STOCKHOLDERS' EQUITY
Class A preferred stock, issued 1,175 shares        $     11,750   $     11,480
Class B preferred stock, issued 1,300 shares               1,300          1,300
Class C common stock, issued 1,505,760 shares             15,058         15,058
Additional paid-in capital                             3,749,342      3,749,342
Retained earnings                                      2,545,018      1,076,912
Accumulated other comprehensive income                    (5,715)       (34,914)
Treasury Stock, Class C common stock                    (829,179)      (579,179)
                                                    -------------  -------------
                                                    $  5,487,574   $  4,239,999
                                                    -------------  -------------
                                                    $ 16,406,038   $ 13,653,782
                                                    =============  =============

See Notes to Consolidated Financial Statements.                            2

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                Three Months Ended June 30,   Six Months Ended June 30,
                                      2000          1999          2000          1999
Revenues:
  Premiums, net of reins. ceded  $ 10,413,559  $  8,387,829  $ 20,110,167  $ 16,668,867
  Third party administration fees     819,092       770,088     1,645,776     1,542,738
  Investment income                   196,102       127,817       321,513       253,127
  Other income                        183,637       153,033       347,571       292,544
                                 ------------- ------------- ------------- -------------
     Total revenues              $ 11,612,390  $  9,438,767  $ 22,425,027  $ 18,757,276
                                 ------------- ------------- ------------- -------------
Operating expenses:
  Claims incurred,
    net of reins. recoveries     $  7,774,623  $  8,332,346  $ 15,155,075  $ 15,989,148
  Personnel expense                 1,045,681     1,045,355     2,055,498     2,069,447
  Commissions                         417,008       353,524       858,239       714,608
  Professional fees expense           224,382       349,501       499,667       608,665
  Office expense                      215,382       220,997       323,638       396,804
  Advertising                         192,892       190,066       280,612       299,644
  Occupancy expense                   188,360       195,710       385,359       371,708
  State insurance taxes               134,878       101,713       243,578       193,984
  Other general and
    administrative expenses           128,942       107,264       296,454       200,182
                                 ------------- ------------- ------------- -------------
     Total operating expenses    $ 10,322,148  $ 10,896,476    20,098,120    20,844,190
                                 ------------- ------------- ------------- -------------

Income (loss) before income taxes
  and minority interest          $  1,290,242  $ (1,457,709) $  2,326,907  $ (2,086,914)

Income taxes (benefit)                499,000      (451,000)      855,685      (702,000)
                                 ------------- ------------- ------------- -------------
Income (loss) before minority
  interest                       $    791,242  $ (1,006,709) $  1,471,222  $ (1,384,914)
Minority interest in income
  (loss) of subsidiary                  2,370          (448)         3,116         1,033
                                 ------------- ------------- ------------- -------------
     Net income (loss)           $    788,872  $ (1,006,261) $  1,468,106  $ (1,385,947)
                                 ============= ============= ============= =============

Earnings (loss) per common share $       0.55  $      (0.69) $       1.03  $      (0.95)
                                 ============= ============= ============= =============

Weighted average number of
  common shares outstanding         1,421,627     1,460,548     1,427,288     1,462,933
                                 ============= ============= ============= =============

See Notes to Consolidated Financial Statements.

                        SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                   CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                         SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)

                                                           Accumulated
                                  Additional                  Other
                        Capital    Paid-In      Retained  Comprehensive Treasury
                         Stock     Capital      Earnings   Income(Loss)   Stock       Total
Balance,
December 31, 1999       $27,838   $3,749,342   $1,076,912   $(34,914)  $(579,179)  $4,239,999
  Issuance of Class A
    preferred stock         270           --           --         --          --          270
  Redemption of Class A
    preferred stock          --           --           --         --          --           --
  Treasury stock
    purchased at cost        --           --           --         --    (250,000)    (250,000)
  Dividends paid on
    Class C common
    stock                    --           --           --         --          --           --
  Comprehensive income:
    Net income               --           --    1,468,106         --          --
    Net change in un-
      realized loss on
      securities avail-
      able for sale          --           --           --     29,199          --
    Comprehensive income     --           --           --         --          --    1,497,305
                        --------  -----------  -----------  ---------  ----------  -----------
Balance,June 30, 2000   $28,108   $3,749,342   $2,545,018   $ (5,715)  $(829,179)  $5,487,574
                        ========  ===========  ===========  =========  ==========  ===========

See Notes to Consolidated Financial Statements.

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                          2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                 $  1,468,106   $ (1,385,947)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation                                         165,678        165,667
    Minority interest in income (loss)
      of subsidiary                                        3,115          1,033
    Amortization of discounts and premiums
      on investments, net                                (71,204)       (66,122)
    Loss on disposal of equipment                         11,659             --
    Loss on sale of investments                           27,437             --
    (Increase) in receivables                           (136,115)      (202,807)
    Decrease in prepaids and other assets                 34,513         87,668
    (Increase) in deferred income taxes                  (26,900)       (20,000)
    Increase (decrease) in reported and
      unreported claims payable                           59,672         (7,603)
    Increase in unearned premiums and
      administration fees                                451,373        107,840
    Increase in accounts payable and accrued expenses    350,010        382,301
    Increase in contingency reserve payable              640,511        611,344
                                                    -------------  -------------
Net cash provided by (used in) operating activities $  2,977,855   $   (326,626)
                                                    -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available for sale         $     (8,377)  $     (3,243)
  Held to maturity securities:
    Matured                                              291,956        250,000
    Purchased                                                 --             --
  Repayments on collateralized mortgage obligations        1,338         43,876
  Proceeds from maturities of certificates of deposit    500,000        775,000
  Proceeds from sale of securities available for sale    174,932             --
  Purchase of certificates of deposit                   (500,000)      (700,000)
  (Increase) decrease in contracts with life
    insurance companies                                    4,020        (10,000)
  Purchase of property and equipment                     (66,947)      (332,437)
  Proceeds from the sale of property and equipment            --             --
                                                    -------------  -------------
Net cash provided by investing activities           $    396,922   $     23,196
                                                    -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of capital stock           $        270   $        250
  Redemption of capital stock                                 --           (330)
  Payment of dividends                                        --        (73,267)
  Purchase of treasury stock                            (250,000)      (251,677)
                                                    -------------  -------------
Net cash (used in) financing activities             $   (249,730)  $   (325,024)
                                                    -------------  -------------
Increase (decrease) in cash and cash equivalents    $  3,125,047   $   (628,454)
CASH AND CASH EQUIVALENTS
Beginning                                              5,494,336      5,372,457
                                                    -------------  -------------
Ending                                              $  8,619,383   $  4,744,003
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

For the Three Months Ended June 30, 2000

---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 10,562,340  $   883,273  $ 166,777    $ 11,612,390
Intersegment revenues                        --       64,386         --          64,386
Segment profit (loss)                   788,872       13,581     (5,529)        796,924
Segment assets                       15,605,144    1,752,206    469,542      17,826,892

The total segment profit is greater than the consolidated net income by $8,052 because the equity in net income of subsidiaries has not been eliminated from the individual segment amounts.


For the Three Months Ended June 30, 1999
---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $  8,437,361  $   824,965  $ 176,441    $  9,438,767
Intersegment revenues                        --           --         --              --
Segment profit (loss)                (1,006,262)    (106,819)   (58,916)     (1,171,997)
Segment assets                       12,629,910    1,958,147    523,985      15,112,042

The total segment loss is less than the consolidated net loss by $165,735 because the equity in net loss of subsidiaries has not been eliminated from the individual segment amounts.

For the Six Months Ended June 30, 2000

---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 20,306,572  $ 1,757,419  $ 361,036    $ 22,425,027
Intersegment revenues                        --      127,729         --         127,729
Segment profit (loss)                 1,468,106       70,864    (26,938)      1,512,032
Segment assets                       15,605,144    1,752,206    469,542      17,826,892

The total segment profit is greater than the consolidated net income by $43,926 because the equity in net income of subsidiaries has not been eliminated from the individual segment amounts.


For the Six Months Ended June 30, 1999
---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 16,769,809  $ 1,640,446  $ 347,021    $ 18,757,276
Intersegment revenues                        --       53,804         --          53,804
Segment profit (loss)                (1,385,947)    (170,283)   (66,638)     (1,622,868)
Segment assets                       12,629,910    1,958,147    523,985      15,112,042

The total segment loss is less than the consolidated net loss by $236,921 because the equity in net loss of subsidiaries has not been eliminated from the individual segment amounts.


5.  LITIGATION

During 1998, a substantial claim was filed against the Company in circuit court which alleges wrongful non-renewal of a sales agency contract and seeks compensatory and punitive damages. As of August 2000, the lawsuit is in the discovery stage. Management believes the lawsuit is without merit and the Company will vigorously defend itself in this matter.

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

The Company contracts with over 98% of the physicians in the state of South Dakota, 100% of the hospitals in the state of South Dakota, and many other health care providers to provide medical services to its enrollees. At June 30, 2000, the Company's HMO enrollment is approximately 26,000 enrollees, while its subsidiary DAS has enrollment of approximately 56,700 enrollees under their Administrative Services Only (ASO) business. DHP currently has no enrollees and is in the process of formally dissolving.

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


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

General
The Company's net income increased $1,795,133 to net income of $788,872 for The three months ended June 30, 2000, as compared to a net loss of $1,006,261 For the three months ended June 30, 1999. This increase was primarily due to an increase in total revenues of $2,173,623, which was offset by a net increase of $375,672 in operating expenses and income taxes.


Revenues
Total revenues increased $2,173,623, or 23.03%, for the three months ended June 30, 2000, as compared to June 30, 1999. The revenues from the net premiums generated by the health maintenance organization increased $2,034,944, or 24.78%. This increase is attributable to a 13.72% increase in the number of enrollees and a 9.71% increase in the premiums earned per enrollee for the three months ended June 30, 2000, as compared to June
30, 1999. Revenues from the third party administration(TPA) fees increased by $49,004 due to the net increase in enrollment.


Operating Expenses
Total operating expenses decreased $574,328, or 5.27%, for the three months ended June 30, 2000, as compared to June 30, 1999. This was due to a decrease in claims incurred, professional fees and occupancy expense, but was offset by an increase in commissions, state insurance taxes, and other general and administrative expenses. Personnel, advertising, occupancy, and office expenses combined for a change of less than 1% when compared to the prior year.

Net claims expense decreased by $557,723, or 6.69%. Average claims expense per enrollee decreased by 17.27% for the three months ended June 30, 2000, as compared to June 30, 1999, while the number of enrollees increased by 13.72%. This led to an overall net claims expense reduction. Professional fees decreased $125,119, or 35.80%, due primarily to a contract entered into in the prior year, which focuses on disease management and the reduction on future claims. Current year fees for this contract have been recorded as claims expense since the reduction of claims expense is effected by this contract. Occupancy expense decreased $7,350, or 3.76%. No significant items were noted that caused this change. Commissions and state insurance taxes increased $96,649, or 21.23%, for the three months ended June 30, 2000, as compared to June 30, 1999. These expenses are directly related to premiums received and thus increased because of the increased revenues. Other general and administrative expenses increased $21,678, or 20.21%, due to increased Division of Insurance fees and short-term computer data fee arrangements.

Income Taxes
Income tax expense (benefit) represents 38.67% and 30.94% of income before income taxes and minority interest for the three months ended June 30, 2000 and 1999, respectively. The Company does not anticipate income to surpass the top income tax bracket. The Company has recorded a valuation allowance against deferred income taxes due to the question of recovery of taxes from losses generated by a foreign subsidiary. The allowance recorded at June 30, 2000 is $117,500. This increased by $4,000 since March 31, 2000. At
June 30, 1999, there was no allowance recorded related to this foreign subsidiary. As a result of previous levels of pretax earnings and the availability of recoverable income taxes paid in recent years, no valuation allowance is required for any other of the recorded deferred tax assets.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

General
The Company's net income increased $2,854,053 to net income of $1,468,106 for The six months ended June 30, 2000, as compared to a net loss of $1,385,947 For the six months ended June 30, 1999. This increase was primarily due to an increase in total revenues of $3,667,751, which was offset by a net increase of $811,615 in operating expenses and income taxes.


Revenues
Total revenues increased $3,667,751, or 19.55%, for the six months ended
June 30, 2000, as compared to June 30, 1999. The revenues from the net premiums generated by the health maintenance organization increased $3,424,349, or 20.97%. This increase is attributable to a 11.57% increase in the number of enrollees and a 8.42% increase in the premiums earned per enrollee for the six months ended June 30, 2000, as compared to June
30, 1999. Revenues from the third party administration(TPA) fees increased by $103,038 due to the net increase in enrollment.


Operating Expenses
Total operating expenses decreased $746,070, or 3.58%, for the six months ended June 30, 2000, as compared to June 30, 1999. This was due to a decrease in claims incurred, personnel, professional fees, advertising and office expense, but was offset by an increase in commissions, state insurance taxes, occupancy, and other general and administrative expenses.

Net claims expense decreased by $834,073, or 5.22%. Average claims per enrollee decreased by 14.66% for the six months ended June 30, 2000, as compared to June 30, 1999, while the number of enrollees increased by 11.57%. This led to an overall net claims expense reduction. Professional fees decreased by $108,998, or 17.91% for the six months ended June 30, 2000, as compared to June 30, 1999. This is due primarily to a contract entered into in the prior year, which focuses on disease management and its reduction of future claims. Current year fees for this contract have been recorded as claims expense since the reduction of claims expense is affected by this contract. Personnel and advertising expenses decreased a total of $32,981, or 1.39%. No specific variations were noted. Office expense decreased $73,166, or 18.44%, due primarily to reduced postage costs. In the 4th quarter of 1999, heavy mailings were sent and thus reduced the number of major mailings in the

1st half year of 2000. Commissions and state insurance taxes increased $193,225, or 21.27%, for the six months ended June 30, 2000, as compared to June 30, 1999. These expenses are directly related to premiums received and thus increased because of the increased revenues. Occupancy and other general and administrative expenses increased $109,923, or 19.22%, due to increased Division of Insurance fees and short-term computer data fee arrangements.

Income Taxes
Income tax expense (benefit) represents 36.77% and 33.64% of income before income taxes and minority interest for the six months ended June 30, 2000 and 1999, respectively. The Company does not anticipate income to surpass the top income tax bracket. The Company has recorded a valuation allowance against deferred income taxes due to the question of recovery of taxes from losses generated by a foreign subsidiary. The allowance recorded at June 30, 2000 is $117,500. This increased by $9,100 since December 31, 1999. At June 30, 1999, there was no allowance recorded related to this foreign subsidiary. As a result of previous levels of pretax earnings and the availability of recoverable income taxes paid in recent years, no valuation allowance is required for any other of the recorded deferred tax assets.

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

Net cash provided by operating activities increased by $3,304,481 to $2,977,855 for the six months ended June 30, 2000, as compared to June 30, 1999. The increase in cash provided by operations was mainly attributable to net income, an increase in accounts payable and accrued expenses, an increase in unearned premiums and administration fees, and an increase in contingency reserves payable for the six months ended June 30, 2000. There was no payment of contingency reserves payable to physicians for the six months ended
June 30, 2000, which caused the increase in the balance for contingency reserves payable. Accounts payable and accrued expenses is a factor of payment cycles which fluctuate, but are not unusual in nature. Unearned subscriber premiums and administration fees will likely continue to increase while sales continue to increase. Cash flows have been provided from proceeds on the maturities of securities and certificates of deposits. All of the certificates of deposits which matured were reinvested into new certificates of deposits, which offset the cash flow received on the maturities. The purchase of property and equipment also reduced the cash flows. Cash flows used for financing activities included the purchase of $250,000 of treasury stock.

The Company is not contractually obligated to pay out the contingency reserves withheld but has historically elected to pay out a majority of the amounts withheld. There were no dividends paid on Class C stock for the six months ended June 30, 2000. Future dividend payment is dependent on operations and liquidity of the Company. The Company believes that cash flows generated by operations, withholding of contingency reserves payable, cash on hand, and short-term investment balances will be sufficient to fund operations, pay out the projected contingency reserves payable, and pay dividends on the Class C common stock.

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

LITIGATION

During 1998, a substantial claim was filed against the Company in circuit court which alleges wrongful non-renewal of a sales agency contract and seeks compensatory and punitive damages. As of August 2000, the lawsuit is in the discovery stage. Management believes the lawsuit is without merit and the Company will vigorously defend itself in this matter.

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

South Dakota State Medical Holding Company, Incorporated
                     (Registrant)



Date:_08/14/2000___                 By:   /s/L. Paul Jensen______
                                          L. Paul Jensen
                                          Chief Executive Officer
                                          (Duly Authorized Officer)


Date:_08/14/2000___                 By:   _/s/Kirk J. Zimmer_____
                                          Kirk J. Zimmer
                                          Senior Vice President
                                          (Principal Financial Officer)

[ARTICLE] 7

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-2000
[PERIOD-END]                               JUN-30-2000
[DEBT-HELD-FOR-SALE]                                 0
[DEBT-CARRYING-VALUE]                        4,319,956
[DEBT-MARKET-VALUE]                          4,315,824
[EQUITIES]                                     116,900
[MORTGAGE]                                           0
[REAL-ESTATE]                                        0
[TOTAL-INVEST]                               4,436,856
[CASH]                                       8,619,383
[RECOVER-REINSURE]                                   0
[DEFERRED-ACQUISITION]                               0
[TOTAL-ASSETS]                              16,406,038
[POLICY-LOSSES]                              4,726,925
[UNEARNED-PREMIUMS]                          1,301,150
[POLICY-OTHER]                                       0
[POLICY-HOLDER-FUNDS]                                0
[NOTES-PAYABLE]                                      0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                     13,050
[COMMON]                                        15,058
[OTHER-SE]                                   5,459,466
[TOTAL-LIABILITY-AND-EQUITY]                16,406,038
[PREMIUMS]                                  20,110,167
[INVESTMENT-INCOME]                            294,076
[INVESTMENT-GAINS]                             -27,437
[OTHER-INCOME]                               1,993,347
[BENEFITS]                                  15,155,075
[UNDERWRITING-AMORTIZATION]                          0
[UNDERWRITING-OTHER]                           858,239
[INCOME-PRETAX]                              2,326,907
[INCOME-TAX]                                   855,685
[INCOME-CONTINUING]                          1,468,106
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 1,468,106
[EPS-BASIC]                                     1.03
[EPS-DILUTED]                                     1.03
[RESERVE-OPEN]                               4,667,253
[PROVISION-CURRENT]                         15,644,192
[PROVISION-PRIOR]                             -489,117
[PAYMENTS-CURRENT]                          10,917,267
[PAYMENTS-PRIOR]                             4,178,136
[RESERVE-CLOSE]                              4,726,925
[CUMULATIVE-DEFICIENCY]                       -489,117