Form 10-Q
period 2000-09-30
SOUTH DAKOTA STATE MEDICAL HOLDING CO INC
filed 2000-11-14
CIK 919176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2000

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

     Class                            Outstanding at November 03, 2000
Class C Common Stock                              1,398,607

  SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
                               FORM 10-Q

                                 INDEX

                                                                Page Number

Part 1.  Financial Information (unaudited)

   Item 1.  Financial Statements

     Consolidated Balance Sheets at
     September 30, 2000 and December 31, 1999                        2

     Consolidated Statements of Operations for
     the Three and Nine Months Ended September 30, 2000 and 1999     3

     Consolidated Statement of Stockholders' Equity
     for the Nine Months Ended September 30, 2000                    4

     Consolidated Statements of Cash Flows
     for the Nine Months Ended September 30, 2000 and 1999           5

     Notes to Consolidated Financial Statements                    6-7

   Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations               7-11

   Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk                                       11

Part II.  Other Information                                         11

   Item 1.  Legal Proceedings                                       11

   Item 2.  Changes in Securities                                   11

   Item 3.  Default Upon Senior Securities                          11

   Item 4.  Submission of Matters to a Vote
            of Security Holders                                     11

   Item 5.  Other Information                                       11

   Item 6.  Exhibits and Reports on Form 8-K                        11

   Signatures                                                       12


                       PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                            CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                    September 30,   December 31,
             ASSETS                                      2000           1999
Cash and cash equivalents                           $  8,280,993   $  5,494,336
Investments in securities held to maturity               395,907        431,570
Certificates of deposit                                  500,000        500,000
Receivables                                            1,016,387        929,028
Prepaids and other assets                                 62,500        140,513
Deferred income taxes                                    695,000        639,000
                                                    -------------  -------------
  Total current assets                              $ 10,950,787   $  8,134,447
                                                    -------------  -------------
Investment in securities held to maturity           $  4,233,498   $  3,055,769
Investments in securities available for sale             119,712        286,400
Pledged certificates of deposit                          700,000        500,000
Certificate of deposit                                    50,000         50,000
Contracts with life insurance companies                  100,060        107,089
                                                    -------------  -------------
  Total long-term investments                       $  5,203,270   $  3,999,258
                                                    -------------  -------------
Property and equipment, net of accum. depreciation  $    948,096   $  1,110,477
                                                    -------------  -------------
Deferred income taxes                               $    402,200   $    409,600
                                                    -------------  -------------
                                                    $ 17,504,353   $ 13,653,782
                                                    =============  =============
             LIABILITIES
Reported and unreported claims payable              $  4,902,802   $  4,667,253
Unearned premiums and administration fees                939,481        849,777
Accounts payable and accrued expenses                  1,410,624        818,401
Contingency reserves payable                           1,300,000      1,300,000
                                                    -------------  -------------
  Total current liabilities                         $  8,552,907   $  7,635,431
Contingency reserves payable                           2,453,899      1,423,351
                                                    -------------  -------------
  Total liabilities                                 $ 11,006,806   $  9,058,782
                                                    -------------  -------------
Minority interest in subsidiary                     $    362,209   $    355,001
                                                    -------------  -------------
        STOCKHOLDERS' EQUITY
Class A preferred stock, issued 1,204 shares        $     12,040   $     11,480
Class B preferred stock, issued 1,300 shares               1,300          1,300
Class C common stock, issued 1,505,760 shares             15,058         15,058
Additional paid-in capital                             3,749,342      3,749,342
Retained earnings                                      3,192,492      1,076,912
Accumulated other comprehensive income                    (5,715)       (34,914)
Treasury Stock, Class C common stock                    (829,179)      (579,179)
                                                    -------------  -------------
                                                    $  6,135,338   $  4,239,999
                                                    -------------  -------------
                                                    $ 17,504,353   $ 13,653,782
                                                    =============  =============

See Notes to Consolidated Financial Statements.                            2

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                               Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                                      2000          1999          2000          1999
Revenues:
  Premiums, net of reins. ceded  $ 11,115,766  $  8,670,970  $ 31,225,933  $ 25,339,837
  Third party administration fees     844,946       772,950     2,490,722     2,315,688
  Investment income                   217,913       123,223       539,426       376,350
  Other income                        171,736       152,316       519,307       444,860
                                 ------------- ------------- ------------- -------------
     Total revenues              $ 12,350,361  $  9,719,459  $ 34,775,388  $ 28,476,735
                                 ------------- ------------- ------------- -------------
Operating expenses:
  Claims incurred,
    net of reins. recoveries     $  8,992,386  $  7,745,387  $ 24,147,461  $ 23,734,535
  Personnel expense                 1,088,253     1,048,217     3,143,751     3,117,664
  Commissions                         462,112       325,965     1,320,351     1,040,573
  Professional fees expense           201,560       252,102       701,227       860,767
  Office expense                      163,447       153,890       487,085       550,694
  Advertising                          48,538        28,600       329,150       328,244
  Occupancy expense                   195,240       145,104       580,599       516,812
  State insurance taxes               137,866       127,517       381,444       321,501
  Other general and
    administrative expenses           129,093       138,066       425,547       338,248
                                 ------------- ------------- ------------- -------------
     Total operating expenses    $ 11,418,495  $  9,964,848    31,516,615    30,809,038
                                 ------------- ------------- ------------- -------------

Income (loss) before income taxes
  and minority interest          $    931,866  $   (245,389) $  3,258,773  $ (2,332,303)

Income taxes (benefit)                280,300       780,000     1,135,985        78,000
                                 ------------- ------------- ------------- -------------
Income (loss) before minority
  interest                       $    651,566  $ (1,025,389) $  2,122,788  $ (2,410,303)
Minority interest in income
  of subsidiary                         4,092         1,183         7,208         2,216
                                 ------------- ------------- ------------- -------------
     Net income (loss)           $    647,474  $ (1,026,572) $  2,115,580  $ (2,412,519)
                                 ============= ============= ============= =============

Earnings (loss) per common share $       0.46  $      (0.71) $       1.49  $      (1.66)
                                 ============= ============= ============= =============

Weighted average number of
  common shares outstanding         1,398,607     1,436,052     1,417,658     1,453,874
                                 ============= ============= ============= =============

See Notes to Consolidated Financial Statements.

                        SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                   CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                        NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)

                                                           Accumulated
                                  Additional                  Other
                        Capital    Paid-In      Retained  Comprehensive Treasury
                         Stock     Capital      Earnings   Income(Loss)   Stock       Total
Balance,
December 31, 1999       $27,838   $3,749,342   $1,076,912   $(34,914)  $(579,179)  $4,239,999
  Issuance of Class A
    preferred stock         560           --           --         --          --          560
  Redemption of Class A
    preferred stock          --           --           --         --          --           --
  Treasury stock
    purchased at cost        --           --           --         --    (250,000)    (250,000)
  Dividends paid on
    Class C common
    stock                    --           --           --         --          --           --
  Comprehensive income:
    Net income               --           --    2,115,580         --          --
    Net change in un-
      realized loss on
      securities avail-
      able for sale          --           --           --     29,199          --
    Comprehensive income     --           --           --         --          --    2,144,779
                        --------  -----------  -----------  ---------  ----------  -----------
Balance,Sept. 30, 2000  $28,398   $3,749,342   $3,192,492   $ (5,715)  $(829,179)  $6,135,338
                        ========  ===========  ===========  =========  ==========  ===========

See Notes to Consolidated Financial Statements.

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  Nine Months Ended September 30,
                                                          2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                 $  2,115,580   $ (2,412,519)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation                                         251,024        257,320
    Minority interest in income (loss)
      of subsidiary                                        7,208          2,216
    Amortization of discounts and premiums
      on investments, net                               (102,607)      (100,924)
    Loss on disposal of equipment                         11,659             --
    Loss on sale of investments                           27,437             --
    (Increase) in receivables                            (88,109)       (47,132)
    Decrease in prepaids and other assets                 78,013         92,836
    (Increase) decrease in deferred income taxes         (48,600)       721,000
    Increase in reported and unreported
      claims payable                                     235,549        115,434
    Increase (decrease) in unearned premiums and
      administration fees                                 89,704        (23,075)
    Increase in accounts payable and accrued expenses    592,973         54,769
    Increase in contingency reserve payable            1,030,548        964,022
                                                    -------------  -------------
Net cash provided by (used in) operating activities $  4,200,379   $   (376,053)
                                                    -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available for sale         $    (11,188)  $     (5,019)
  Held to maturity securities:
    Matured                                              441,956        460,000
    Purchased                                         (1,484,233)            --
  Repayments on collateralized mortgage obligations        7,524         51,614
  Proceeds from maturities of certificates of deposit    900,000      1,175,000
  Proceeds from sale of securities available for sale    174,932             --
  Purchase of certificates of deposit                 (1,100,000)    (1,100,000)
  (Increase) decrease in contracts with life
    insurance companies                                    7,029        (16,000)
  Purchase of property and equipment                    (100,302)      (447,188)
  Proceeds from the sale of property and equipment            --             --
                                                    -------------  -------------
Net cash (used in) provided by investing activities $ (1,164,282)   $   118,407
                                                    -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of capital stock           $        560   $        630
  Redemption of capital stock                                 --           (380)
  Payment of dividends                                        --        (73,267)
  Purchase of treasury stock                            (250,000)      (298,699)
                                                    -------------  -------------
Net cash (used in) financing activities             $   (249,440)  $   (371,716)
                                                    -------------  -------------
Increase (decrease) in cash and cash equivalents    $  2,786,657   $   (629,362)
CASH AND CASH EQUIVALENTS
Beginning                                              5,494,336      5,372,457
                                                    -------------  -------------
Ending                                              $  8,280,993   $  4,743,095
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

Recent Accounting Pronouncements

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 when required in the fourth quarter of 2000. Management believes the adoption of SAB No. 101 will not have a significant affect on its financial statements.

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

For the Three Months Ended September 30, 2000

---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 11,281,985  $   895,027  $ 173,349    $ 12,350,361
Intersegment revenues                        --       65,985         --          65,985
Segment profit (loss)                   647,474       57,277     91,263         796,014
Segment assets                       16,884,862    1,712,664    501,039      19,098,565

The total segment profit is greater than the consolidated net income by $148,540 because the equity in net income of subsidiaries has not been eliminated from the individual segment amounts.


For the Three Months Ended September 30, 1999
---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $  8,736,408  $   823,760  $ 159,291    $  9,719,459
Intersegment revenues                        --       69,909         --          69,909
Segment profit (loss)                (1,026,572)      (7,116)  (105,926)     (1,139,614)
Segment assets                       11,785,139    1,630,102    530,679      13,945,920

The total segment loss is greater than the consolidated net loss by $113,042 because the equity in net loss of subsidiaries has not been eliminated from the individual segment amounts.

For the Nine Months Ended September 30, 2000

---------------------------------------------------------------------------------------
                                        HMO           TPA    Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 31,588,557  $ 2,652,446  $ 534,385    $ 34,775,388
Intersegment revenues                        --      193,714         --         193,714
Segment profit (loss)                 2,115,580      128,141     64,325       2,308,046
Segment assets                       16,884,862    1,712,664    501,039      19,098,565

The total segment profit is greater than the consolidated net income by $192,466 because the equity in net income of subsidiaries has not been eliminated from the individual segment amounts.


For the Nine Months Ended September 30, 1999
---------------------------------------------------------------------------------------
                                        HMO          TPA     Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 25,506,217  $ 2,464,206  $ 506,312    $ 28,476,735
Intersegment revenues                        --      193,178         --         193,178
Segment profit (loss)                (2,412,519)    (177,399)  (172,564)     (2,762,482)
Segment assets                       11,785,139    1,630,102    530,679      13,945,920

The total segment loss is greater than the consolidated net loss by $349,963 because the equity in net loss of subsidiaries has not been eliminated from the individual segment amounts.


5.  LITIGATION

During 1998, a substantial claim was filed against the Company in circuit court which alleges wrongful non-renewal of a sales agency contract and seeks compensatory and punitive damages. As of November 2000, the lawsuit is in the discovery stage. Management believes the lawsuit is without merit and the Company will vigorously defend itself in this matter.

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

The Company contracts with over 98% of the physicians in the state of South Dakota, 100% of the hospitals in the state of South Dakota, and many other health care providers to provide medical services to its enrollees. At September 30, 2000, the Company's HMO enrollment is approximately 27,300 enrollees, while its subsidiary DAS has enrollment of approximately 56,700 enrollees under their Administrative Services Only (ASO) business. DHP currently has no enrollees and is in the process of formally dissolving.

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


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

General
The Company's net income increased $1,674,046 to net income of $647,474 for the three months ended September 30, 2000, as compared to a net loss of $1,026,572 for the three months ended September 30, 1999. This increase was primarily due to an increase in total revenues of $2,630,902, which was offset by an increase of $953,947 in operating expenses and income taxes.


Revenues
Total revenues increased $2,630,902, or 27.07%, for the three months ended September 30, 2000, as compared to September 30, 1999. The revenues from the net premiums generated by the health maintenance organization increased $2,438,834, or 28.65%. This increase is attributable to a 17.54% increase in the number of enrollees and a 9.45% increase in the premiums earned per enrollee for the three months ended September 30, 2000, as compared to September 30, 1999. Revenues from the third party administration(TPA) fees increased by $71,996 due to the net increase in enrollment.

Operating Expenses
Total operating expenses increased $1,453,647, or 14.59%, for the three months ended September 30, 2000, as compared to September 30, 1999. This was due to an increase in claims incurred, commissions, and occupancy expense. These increases were partially offset by a decrease in professional fees. All other operating expenses had only minimal changes when compared to the prior year's three month period.

Net claims expense generated by the health maintenance organization increased $1,423,729, or 18.77%. Average claims expense per enrollee increased 1.04% for the three months ended September 30, 2000, as compared to September 30, 1999, while the number of enrollees increased 17.54%.
Commissions for the Company increased $136,147, or 41.77%, for the three months ended September 30, 2000, as compared to September 30, 1999. This was due to the increase in premiums. Occupancy expense increased $50,136, or 34.55%, due to additional depreciation and maintenance fees on equipment upgrades during the previous year. Professional fees decreased $50,542, or 20.05%, due primarily to a contract entered into in the prior year, which focuses on disease management and the reduction on future claims. Current year fees for this contract have been recorded as claims expense since the reduction of claims expense is effected by this contract.

Income Taxes
Income tax expense represents a 30.08% of income and a negative 317.86% of loss before income taxes and minority interest for the three months ended September 30, 2000 and 1999, respectively. The negative percentage for the prior period resulted from an entry to income tax expense in adjusting deferred taxes. A valuation allowance of $913,000 for deferred tax assets was recorded for September 30, 1999, due to a lack of the availability of recoverable income taxes paid in for the two years prior to September 30, 1999. Prior to that no valuation allowance was required.
The allowance recorded at September 30, 2000 is $87,800. This decreased by $29,700 since June 30, 2000, which resulted in a lower income tax provision for the current three month period.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

General
The Company's net income increased $4,528,099 to net income of $2,115,580 for the nine months ended September 30, 2000, as compared to a net loss of $2,412,519 for the nine months ended September 30, 1999. This increase was primarily due to an increase in total revenues of $6,298,653, which was offset by a net increase of $1,765,562 in operating expenses and income taxes.


Revenues
Total revenues increased $6,298,653, or 22.12%, for the nine months ended September 30, 2000, as compared to September 30, 1999. The revenues from the net premiums generated by the health maintenance organization increased $5,863,182, or 23.60%. This increase is attributable to a 13.59% increase in the number of enrollees and a 8.81% increase in the premiums earned per enrollee for the nine months ended September 30, 2000, as compared to September 30, 1999. Revenues from the third party administration(TPA) fees increased by $175,034 due to the net increase in enrollment.


Operating Expenses
Total operating expenses increased $707,577, or 2.23%, for the nine months ended September 30, 2000, as compared to September 30, 1999. This was due to an increase in claims incurred, commissions, state insurance taxes, occupancy, and other general and administrative expenses. These increases were offset by a decrease in professional and office expenses.

Net claims expense generated by the health maintenance organization increased by $581,800, or 2.49%. Average claims per enrollee decreased 9.77% for the nine months ended September 30, 2000, as compared to September 30, 1999, while the number of enrollees increased 13.59%. This led to an overall net claims expense increase. For the Company, commissions and state insurance taxes increased by $339,721, or 24.94%, for the nine months ended September 30, 2000 as compared to September 30, 1999. This increase was the direct expenses related to the increased premiums. Occupancy and other general and administrative expenses increased $151,086, or 17.67%, due to increased depreciation, maintenance contracts, short-term computer data fee arrangements, and Division of Insurance fees. Professional fees decreased by $159,540, or 18.53% for the nine months ended September 30, 2000, as compared to September 30, 1999. This is due primarily to a contract entered into in the prior year, which focuses on disease management and its reduction of future claims.
Current year fees for this contract have been recorded as claims expense since the reduction of claims expense is affected by this contract. Office expense decreased $63,609, or 11.55%, due primarily to reduced postage costs. In the 4th quarter of 1999, heavy mailings were sent and thus reduced the number of major mailings in the 1st half year of 2000.

Income Taxes
Income tax expense represents 34.85% of income and a negative 3.34% of loss before income taxes and minority interest for the nine months ended September 30, 2000 and 1999, respectively. The negative percentage for the prior year resulted from an entry to income tax expense in adjusting deferred taxes. A valuation allowance of $913,000 for deferred tax assets was recorded for September 30, 1999, due to a lack of the availability of recoverable income taxes paid in for the two years prior to September 30, 1999. Prior to that no valuation allowance was required.
The allowance recorded at September 30, 2000 is $87,800. This decreased by $20,600 since December 31, 1999, which resulted in a slightly lower income tax provision for the current nine month period.


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

Net cash provided by operating activities increased by $4,576,432 to $4,200,379 for the nine months ended September 30, 2000, as compared to September
30, 1999. The increase in cash provided by operations was mainly attributable to net income, an increase in claims payable, an increase in accounts payable and accrued expenses, and an increase in contingency reserves payable for the nine months ended September 30, 2000. There was no payment of contingency reserves payable to physicians for the nine months ended September 30, 2000, which caused the increase in the balance for contingency reserves payable.
The Board of Directors has approved payment of 1998 contingency reserves, which will total an estimated $1.35 million and be paid at the end of November 2000. Claims payable increased due to increase of enrollees. Accounts payable and accrued expenses is a factor of payment cycles which fluctuate, but are not unusual in nature. Cash flows have been provided from proceeds on the maturities of securities and certificates of deposits. All of the certificates of deposits which matured were reinvested into new certificates of deposits, which offset the cash flow received on the maturities. Additional investment securities were purchased which reduced the net cash received from the maturities. The purchase of property and equipment also reduced the cash flows. Cash flows used for financing activities included the purchase of $250,000 of treasury stock.

The Company is not contractually obligated to pay out the contingency reserves withheld but has historically elected to pay out a majority of the amounts withheld. There were no dividends paid on Class C stock for the nine months ended September 30, 2000. Future dividend payment is dependent on operations and liquidity of the Company. The Company believes that cash flows generated by operations, withholding of contingency reserves payable, cash on hand, and short-term investment balances will be sufficient to fund operations, pay out the projected contingency reserves payable, and pay dividends on the Class C common stock.

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

LITIGATION

During 1998, a substantial claim was filed against the Company in circuit court which alleges wrongful non-renewal of a sales agency contract and seeks compensatory and punitive damages. As of November 2000, the lawsuit is in the discovery stage. Management believes the lawsuit is without merit and the Company will vigorously defend itself in this matter.

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

South Dakota State Medical Holding Company, Incorporated
                     (Registrant)



Date:_08/14/2000___                 By:   /s/L. Paul Jensen______
                                          L. Paul Jensen
                                          Chief Executive Officer
                                          (Duly Authorized Officer)


Date:_08/14/2000___                 By:   _/s/Kirk J. Zimmer_____
                                          Kirk J. Zimmer
                                          Senior Vice President
                                          (Principal Financial Officer)

[ARTICLE] 7

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-2000
[PERIOD-END]                               SEP-30-2000
[DEBT-HELD-FOR-SALE]                                 0
[DEBT-CARRYING-VALUE]                        5,879,405
[DEBT-MARKET-VALUE]                          5,879,707
[EQUITIES]                                     119,712
[MORTGAGE]                                           0
[REAL-ESTATE]                                        0
[TOTAL-INVEST]                               5,999,117
[CASH]                                       8,280,993
[RECOVER-REINSURE]                                   0
[DEFERRED-ACQUISITION]                               0
[TOTAL-ASSETS]                              17,504,353
[POLICY-LOSSES]                              4,902,802
[UNEARNED-PREMIUMS]                            939,481
[POLICY-OTHER]                                       0
[POLICY-HOLDER-FUNDS]                                0
[NOTES-PAYABLE]                                      0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                     13,340
[COMMON]                                        15,058
[OTHER-SE]                                   6,106,940
[TOTAL-LIABILITY-AND-EQUITY]                17,504,353
[PREMIUMS]                                  31,225,933
[INVESTMENT-INCOME]                            511,989
[INVESTMENT-GAINS]                             -27,437
[OTHER-INCOME]                               3,010,029
[BENEFITS]                                  24,147,461
[UNDERWRITING-AMORTIZATION]                          0
[UNDERWRITING-OTHER]                         1,320,351
[INCOME-PRETAX]                              3,258,773
[INCOME-TAX]                                 1,135,985
[INCOME-CONTINUING]                          2,115,580
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 2,115,580
[EPS-BASIC]                                     1.49
[EPS-DILUTED]                                     1.49
[RESERVE-OPEN]                               4,667,253
[PROVISION-CURRENT]                         24,636,578
[PROVISION-PRIOR]                             -489,117
[PAYMENTS-CURRENT]                          19,733,776
[PAYMENTS-PRIOR]                             4,178,136
[RESERVE-CLOSE]                              4,902,802
[CUMULATIVE-DEFICIENCY]                       -489,117