Form 10-K
period 2000-12-31
SD STATE MEDICAL HOLDING CO INC
filed 2001-03-30
CIK 919176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                       Outstanding at March 21, 2001
     -----                                       -----------------------------
Class C Common Stock                                          1,398,607

The aggregate market value of the voting stock held by non-affiliates is not determinable as there is no market or exchange where these shares are traded.

                        DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the document listed below have been incorporated by Reference into the indicated part of this Form 10-K

                   DOCUMENT INCORPORATED     PART OF FORM 10-K
Proxy Statement for 2001 Annual Meeting Item 11 of Part III

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

The Company's agreements with participating physicians provide that up to 20% of fees for services provided, as submitted to and allowed by the Company, may be withheld to provide a contingency reserve that may be used to fund operations or meet other financial requirements of the Company. The percentage withheld for years 1998 through 2000 was 15%. The contingency reserve withholding is also designed to encourage efficient medical practice by the physicians. Less expensive medical outcomes enhance net income and consequently, an increased likelihood of contingency reserve payouts to the physicians. The amounts withheld may be paid to the participating physicians at the discretion of the Board of Directors of the Company, although the Company is not contractually obligated to pay out amounts withheld. Management estimates the expected amount of contingency reserves and records a liability based upon factors such as cash flow needs, net income, and accumulations of amounts withheld. The Company withheld from payment to the participating physicians $1,497,780 and $1,375,904 for the years ended December 31, 2000 and 1999, respectively. Payments to physicians are made at such times as the Board of Directors approves payouts. The recorded liability for contingency reserves at December 31, 2000 and 1999, was $2,875,472 and $2,723,351, respectively. The recorded liability is equal to actual amounts withheld plus or minus claims adjustments for the years ended December 31, 2000 and 1999, and for the years ended December 31, 1999 and 1998, respectively.
                                                                          2.
In 1992, the Company incorporated DAKOTACARE Administrative Services, Incorporated (DAS), a wholly owned subsidiary of the Company. In 1994, the Company organized and then purchased a 50.11% interest in Dakota Health Plans, Incorporated (DHP). During December of 1998, DHP ceased business operations and the Company expects to fully dissolve DHP in 2001. In January 1996, the Company incorporated DAKOTACARE Insurance, Ltd. (DIL), a wholly owned subsidiary of the Company. DIL was formed to accept reinsurance risk on stop-loss policies of DAS and DHP customers, reinsurance risk on group term life insurance coverage of DAKOTACARE and DAS customers and other insurance risks. In August 2000, the Company organized and purchased a 54.35% interest in Carewest, Inc. (Carewest). The Articles of Incorporation of DAS, DHP and Carewest permit them to engage in the development of Third Party Administration(TPA) services for health and welfare plans. Carewest has subcontracted with DAS to perform a substantial part of the TPA activities.

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

The Company markets its products to employer groups with a minimum of two covered employees and its' customers range in size from employers of this size to its largest customer with over 7600 employees. As of January 1, 2001, DAKOTACARE and its subsidiaries provided health care services and ancillary products to approximately 90,000 individuals.

Approximately 12% of the state's population and approximately 18% of DAKOTACARE's target market of approximately 450,000 is served by DAKOTACARE and its subsidiaries, which does not include Medicare and Medicaid populations, federal employee groups, the individual policy market, and other potential populations. The Company's HMO enrollment, which was approximately 24,000 at the end of 1998 and 1999, increased to approximately 30,000 by the end of 2000. Net enrollment added for January 1, 2001 was approximately 2,000 members. Commencing in 1993, the Company began its TPA business and by January 1, 2001, had enrolled approximately 58,000 ASO enrollees, bringing the total individuals served by the Company and its' subsidiaries to approximately 90,000. The Company's HMO client disenrollment rate is lower than the industry rate as a whole. All underwriting and pricing decisions are made by the DAKOTACARE underwriting department based on underwriting policy and guidelines established by senior management. DAKOTACARE's underwriters evaluate the prior loss history, the inherent risk characteristics, and the demographic makeup of the applicants where appropriate.

The Company's policy is to reinsure that portion of risk in excess of $125,000 in 2000 and 1999 of covered hospital inpatient expenses of any enrollee per contract year. The covered expenses are subject to a coinsurance provision which ranged from 50% to 90% in 2000 and 75% to 90% in 1999 based on average daily amounts specified in the plan. They are also subject to a $2,000,000 lifetime maximum benefit per enrollee in 2000 and 1999. The Company would be liable for any obligations that the reinsuring company is unable to meet under the reinsurance agreement. The reinsurance agreement also provides for enrollee benefits to be paid in the event the Company should cease operations or become insolvent, and a conversion privilege for all enrollees in the event of plan insolvency and for any enrollee that moves out of the service area of the Company.

                                                                          3.
The Company operates under a license issued by the South Dakota Department of Commerce and Regulation, Division of Insurance, for the operation of the health maintenance organization. DAS, DHP and Carewest are also registered as third party administrators in South Dakota and several other states. The Company has also received certification from the South Dakota Department of Labor as a workers' compensation managed care plan.

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

                                                                          4.

The following table sets forth, by type of investment, the percentage of the total investment portfolio, excluding cash and cash equivalents and contracts with life insurance companies, represented by each type of investment as of December 31:

                                                       2000             1999
                                                       ----             ----
 Certificates of deposit                               20.7%             21.8%
 Obligations of state and political
   subdivisions                                        44.0              62.1
 Obligations of U.S. Treasury, government
   agencies and corporations                           21.8              10.0
 U.S. government agency collateralized
   mortgage obligations                                 0.0               0.2
 Obligations of Industry                               11.4               0.0
 Bond mutual funds                                      2.1               5.9
                                                      -----             -----

                                                      100.0%            100.0%
                                                      =====             =====

The Company's investment portfolio, excluding cash and cash equivalents and contracts with life insurance companies, totaled $6,035,638 and $4,823,739 as of December 31, 2000 and 1999, respectively. Cash and cash equivalents totaling $7,439,514 and $5,494,336 at December 31, 2000 and 1999, respectively, are invested substantially in interest bearing accounts.

The anti-kickback provisions of the Medicare law prohibit the payment or receipt of any remuneration in return for the referral of a patient, the charges to whom are subject to reimbursement by Medicare. The Company provides HMO coverage on a group basis and does not provide coverage for the cost of medical and hospital the Company, the Medicare eligible beneficiary may choose to have the Company provide their health care benefits in lieu of coverage by Medicare. The Company does not believe that it offers incentives to Medicare beneficiaries or that any discounts the HMO receives from health care providers would violate the anti-kickback provisions of the Medicare law.

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







                                                                          5.

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

EMPLOYEES
As of December 31, 2000, the Company employed 109 persons on a full-time basis. None of these employees are covered by a collective bargaining agreement, and the Company believes its employee relations are good.



ITEM 2. PROPERTIES

The Company leases office space in Sioux Falls, South Dakota, from the South Dakota State Medical Association (Association). See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS for additional details on this lease with the Association, which is an affiliated company. In January 1997, the Company purchased an office building in Webster, South Dakota, which was previously leased. The Company leased an office in Rapid City starting January 1, 2001 and terminates December 31, 2003. The Company leased a small office in Pierre, South Dakota through October 1999, at which time the office lease was terminated.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(A) There were no matters submitted to shareholder vote in the fourth quarter of 2000.





                                                                          6.
                                     PART II


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

SHARES ELIGIBLE FOR FUTURE SALE
The Company's Class A voting preferred stock is nontransferable and ownership of the Company's Class B voting preferred stock is restricted to the South Dakota State Medical Association. Approximately 95,400 shares of the Company's Class C non-voting stock are currently owned by the officers and directors of the Company. All of the remaining Class C shares are eligible for resale under Rule 144(k) of the Securities Act of 1933, as amended, subject to the ownership restrictions contained in the Company's Amended and Restated Articles of Incorporation. The Company intends to register under the Act the officers' and directors' outstanding Class C non-voting common stock to enable the public resale of such shares by the holders thereof, subject to the ownership restrictions contained in the Company's Amended and Restated Articles of Incorporation.

HOLDERS
As of March 21, 2001, there were 1,195 holders of record of Class A preferred stock, 1 holder of Class B preferred stock, and 694 holders of record of Class C common stock. There are no options or warrants outstanding.


DIVIDENDS
The Class A and B preferred stock are not entitled to dividends. The Company is Board of Directors, at its discretion, can elect to pay dividends in any amount subject to availability of funds and regulatory requirements. As long as the Company exceeds required regulatory capital as required by the Division, there are no dividend restrictions. Regulatory capital as required by the Division at December 31, 2000 and 1999 was $200,000 on a statutory basis of accounting, which the Company significantly exceeded. During 2000 and 1999, the Company paid dividends of $69,930 and $73,267, respectively, on Class C stock.


                                                                          7.
STOCK REPURCHASE PLAN
As a service to the Company's shareholders to facilitate liquidity for Class C common stock (Common Stock) in the event of death, disability, or retirement of a shareholder, the Company's Board of Directors adopted a Stock Repurchase Program (Program) which was implemented in February 1998. Participation in the Program is voluntary. No shareholder is required to sell his or her shares of Common Stock under the Program nor is the Company required to purchase any Common Stock under the Program. During 2000 and 1999, 34,341 and 32,397 shares, respectively, were acquired for the treasury under the program. The value per share was computed using guidelines established in 1995 by an investment organization, and updated using audited consolidated financial statements. These calculations are tested for accuracy and consistency by an independent accounting firm. The purchase and sale of Common Stock under the Program is subject to repurchase conditions as described in the Program.

UNREGISTERED SALES OF SECURITIES
Ownership of the Company's Class A Voting Preferred Stock is restricted to medical or osteopathic physicians who have executed participating physician agreements with the Company. Class A Preferred Stock is nontransferable and holders of these shares do not receive dividends. Each such physician is issued one share of Class A Voting Preferred Stock upon execution of his or her participation agreement and the payment of $10 per share. Upon the termination of a physician's participation agreement, his or her share of Class A Preferred Stock is canceled. During 2000, the Company issued a net increase of 31 shares of Class A Preferred Stock to physicians who entered into participation agreements with the Company. To the extent that the registration provisions of the Securities Act of 1933, as amended, were applicable to these transactions, the Company relied on the exemption from registration contained in Section 4(2) of that act.






























                                                                          8.



ITEM 6. SELECTED FINANCIAL DATA

The following information for the Company is as of and for the years ended December 31, 2000, 1999, 1998, 1997, and 1996(dollars in thousands, except per share data):

                                                         Years Ended December 31,
                                            -------------------------------------------
                                              2000     1999     1998     1997     1996
                                            -------  -------  -------  ------   -------
Income Statement Data:
  Net premiums                              $43,574  $34,249  $35,718  $34,754  $28,688
  Third party administration fees             3,372    3,061    3,081    3,628    3,786
  Investment income                             767      514      607      615      552
  Total revenues                             48,424   38,428   40,053   39,581   33,425
  Net claims incurred                        35,151   30,095   30,615   30,976   23,425
  Other operating expenses                   10,395    9,147    8,835    8,727    8,393
  Income (loss) before income taxes
         and minority interest                2,878     (814)     603     (122)   1,607

  Net income (loss)                           1,954     (622)     483     (110)   1,041
                                            =======  =======  =======  =======  =======

Earnings (loss) per common share            $  1.38  $ (0.43) $  0.33  $ (0.07) $  0.69
                                            =======  =======  =======  =======  =======

Balance Sheet Data:
  Invested assets and cash                  $13,576  $10,425  $10,876  $10,981  $ 9,874
  Total assets                               17,704   13,654   14,277   14,011   12,777
  Reported and unreported
         claims payable                       5,831    4,667    4,410    4,164    3,188
  Contingency reserves payable                2,875    2,723    2,691    2,964    2,105
  Total liabilities                          11,796    9,414    9,017    8,807    7,137
  Stockholders' equity                        5,908    4,240    5,260    5,204    5,640


Earnings (loss) per common share was calculated by dividing net income by the weighted average number of Class C common shares outstanding during each period as follows: 2000 1,412,869; 1999 1,448,600; 1998 1,482,635 shares;
1997 1,505,760 shares; 1996 1,505,760 shares.




















                                                                          9.


ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The following operating statistics are presented for DAKOTACARE's operation as a health maintenance organization only and do not include the operations of its subsidiaries for the years ended December 31, 2000, 1999, 1998, and 1997. The results indicated in the following tables are not indicative of future operating results.

The combined ratio, which reflects underwriting results but not investment and ancillary income, is a traditional measure of the underwriting performance of a health maintenance organization. A combined ratio of less than 100% indicates underwriting profitability while a combined ratio in excess of 100% indicates an underwriting loss.

                                                  Years Ended December 31,
                                               -----------------------------
                                                2000    1999    1998    1997
                                                ----    ----    ----    ----
   Loss ratio                                   81.4%   87.5%   85.9%   88.7%
   Expense ratio                                15.1    15.8    15.0    14.5
                                               -----   -----    ----    ----
     Combined ratio                             96.5%  103.3%  100.9%  103.2%
                                               -----   -----    ----    ----
                                               -----   -----    ----    ----

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

The net decrease in the loss ratio was due to increased revenues on a per member basis while claims per member remained fairly constant from the prior year. The decrease in the expense ratio is due to the large growth of revenues with only a small increase in actual operating expense. See Comparison of Years December 31, 2000 and December 31, 1999 and Comparison of Years December 31, 1999 and December 31, 1998.





















                                                                         10.
Activity in the liability for reported and unreported claims payable is summarized as follows:

                                                            Years Ended December 31,
                                                     -----------------------------------
                                                      2000      1999      1998      1997
                                                     ------    ------    ------    ------
                                                            (dollars in thousands)

Balance at January 1                                 $4,667    $4,410    $4,164    $3,188
                                                     ------    ------    ------    ------

Incurred related to:
 Current year                                        36,026    30,227    30,198    30,237
 Prior years                                           (875)      911       417       739
 Contingency reserve written off                         --    (1,043)       --        --
                                                     ------    ------    ------    ------
Total incurred                                       35,151    30,095    30,615    30,976
                                                     ------    ------    ------    ------

Paid related to:
 Current year                                        29,843    24,241    25,705    26,217
 Prior years                                          4,195     5,321     4,710     3,921
                                                     ------     -----    ------    ------

Total paid                                           34,038    29,562    30,415    30,138
                                                     ------    ------    ------    ------

Less reinsurance recoverables at January 1                0      (276)     (230)      (92)
Plus reinsurance recoverables at December 31             51         0       276       230
                                                     ------    ------    ------    ------

Balance at December 31                               $5,831    $4,667    $4,410    $4,164
                                                     ------    ------    ------    ------
                                                     ------    ------    ------    ------

The difference between the reserves reported in the accompanying tables, which are presented in accordance with generally accepted accounting principles
(GAAP), and the statutory reserves reported to state regulatory authorities was insignificant for all periods presented.




















                                                                         11.


The following table presents the development of DAKOTACARE's consolidated balance sheet reserves for reported and unreported claims payable from 1991 through 2000. The top line of the table shows the reserves at the balance sheet date for each of the indicated periods. This represents the original estimate of reported and unreported claims payable established in the respective year. The Company is not required to pay claims if they are submitted over one year past the date of service. The Company also has paid over 99% of the covered claims received within one year after service. Since there would be minimal impact on discounting claims reserves, the Company does not follow the practice of discounting claims reserves.

                                                           As of December 31,
                           -------------------------------------------------------------------
                           2000   1999   1998   1997   1996   1995   1994   1993   1992   1991
                           ----   ----   ----   ----   ----   ----   ----   ----   ----   ----
                                                         (dollars in thousands)

Reported and unreported
  claims payable           5,831 4,667  4,410  4,164  3,188  2,710  2,864  2,558  2,449  2,456
         Paid (cumulative) as of:
         End of Year                --     --     --     --     --     --     --     --
         One Year Later          4,222  5,321  4,581  3,927  2,793  2,985  2,524  2,375  2,482
         Two Years Later            --  4,891  4,581  3,927  2,793  2,977  2,519  2,392  2,553
         Three Years Later          --     --  4,581  3,927  2,793  2,977  2,519  2,392  2,553
         Four Years Later           --     --     --  3,927  2,793  2,977  2,519  2,392  2,553
         Five Years Later           --     --     --     --  2,793  2,977  2,519  2,392  2,553
         Six Years Later            --     --     --     --     --  2,977  2,519  2,392  2,553
         Seven Years Later          --     --     --     --     --     --  2,519  2,392  2,553
         Eight Years Later          --     --     --     --     --     --     --  2,392  2,553
         Nine Years Later           --     --     --     --     --     --     --     --  2,553
Liability reestimated as of:
         End of Year      5,831  4,667  4,410  4,164  3,188  2,710  2,864  2,558  2,449  2,456
         One Year Later          4,222  5,321  4,581  3,927  2,793  2,985  2,524  2,375  2,482
         Two Years Later            --  4,891  4,581  3,927  2,793  2,977  2,519  2,392  2,553
         Three Years Later          --     --  4,581  3,927  2,793  2,977  2,519  2,392  2,553
         Four Years Later           --     --     --  3,927  2,793  2,977  2,519  2,392  2,553
         Five Years Later           --     --     --     --  2,793  2,977  2,519  2,392  2,553
         Six Years Later            --     --     --     --     --  2,977  2,519  2,392  2,553
         Seven Years Later          --     --     --     --     --     --  2,519  2,392  2,553
         Eight Years Later          --     --     --     --     --     --     --  2,392  2,553
         Nine Years Later           --     --     --     --     --     --     --     --  2,553
                          -----  -----  -----  -----  -----  -----  -----  -----  -----  -----

Redundancy (Deficiency)      --    445   (481)  (417)  (739)   (83)  (113)    39     57    (97)
                          -----  -----  -----  -----  -----  -----  -----  -----  -----  -----
                          -----  -----  -----  -----  -----  -----  -----  -----  -----  -----

The Company is continually taking steps to improve its estimation of reserves for reported and unreported claims payable. This includes, among other things, improved underwriting standards, which stabilize the Company's assumptions of risks, leading to a more predictable estimate of reported and unreported claims payable. Additional approaches have also been developed to estimate claims payable. The Company believes its reserves at December 31, 2000, are adequate.






                                                                         12.


RESULTS OF OPERATIONS

GENERAL
The following results of operations include the operations of DAKOTACARE and its subsidiaries for the years ended December 31, 2000, 1999, and 1998.



COMPARISON OF YEARS DECEMBER 31, 2000 AND DECEMBER 31, 1999

GENERAL
The Company's net income increased $2,575,791 to income of $1,953,977 for the year ended December 31, 2000, as compared to a loss of $621,814 for the year ended December 31, 1999. This increase was primarily due to an increase in net premium income of $9,325,028, an increase in other revenues of $670,836, and an increase in minority interest in loss of subsidiaries of $115,065. These were offset by an increase in net claims expense of $5,055,492, an increase in administrative expenses of $1,247,786, and an increase in income taxes of $1,231,860.

REVENUES
Total revenues increased $9,995,864, or 26.0%, for the year ended December 31, 2000, as compared to December 31, 1999. Revenues from net premiums generated by the health maintenance organization increased $9,315,180. This increase is attributable to a 16.2% increase in the number of enrollee months and a 9.9% increase in the net premium earned per enrollee for the year ended
December 31, 2000, as compared to December 31, 1999. Revenues from the third party administration fees increased by $311,163 due to increased fees per enrollee totalling 7.5%. Enrollee months also increased by 2.6%. Investment income increased $253,586 due primarily to an increase in the amount of average invested assets during the year and higher interest rates earned.

OPERATING EXPENSES
Total operating expenses increased $6,303,278, or 16.1%, for the year ended December 31, 2000, as compared to December 31, 1999. The change was due primarily to an increase in claims incurred, personnel expenses, commissions, occupancy expenses, state insurance taxes, and other general and administrative expenses. During 1999, the Company's Board of Directors, with approval from the Division of Insurance, voted to write off $1,043,131 of contingency reserves withheld in 1997, which reduced claims expense in 1999.

Net claims expense increased by $5,055,492, or 16.8%, for the year ended December 31, 2000, as compared to December 31, 1999. The average claims paid per enrollee increased by 1.5% while the number of enrollee months increased by 16.2%. Commissions and state insurance taxes increased by $371,383 and $122,541, respectively, in 2000 as compared to 1999 due to the increased premium income of the HMO. Personnel expenses increased $401,268, or 9.8%, in 2000 as compared to 1999. This was due primarily to annual compensation adjustments and an increase in staffing needs due to the increased volume. Occupancy expense increased $94,501, or 13.6%, due to increased depreciation expense resulting from the additional equipment purchased in 1999. Other general and administrative expenses increased $184,435, or 40.3%, in 2000 as compared to 1999. This was primarily due to the continued addition of licenses and service fees in using computer databanks for information. Insurance expenses also increased due to rising costs and coverage increases elected. A fee settlement of a subsidiary is also included in the increase.


INCOME TAXES
Income tax expense (benefit) represents 35.9% and 24.2% of income (loss) before income taxes and minority interest for the years ended December 31, 2000 and

                                                                        13.
1999, respectively. Permanent tax differences and the change in the valuation allowance recorded against deferred income taxes increased the provision percentage above the expected 34% in 2000. The valuation allowance was originally added in 1999, which reduced the amount of income tax benefit below the expected tax rate of 34%. See Note 8 of the Notes to Consolidated Financial Statements.


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

OPERATING EXPENSES
Total operating expenses decreased $207,404, or 0.5%, for the year ended December 31, 1999, as compared to December 31, 1998. The change was due primarily to a decrease in claims incurred, commissions and state insurance taxes, but was offset by an increase in personnel, professional fees, office, occupancy and other general and administrative expenses. During 1999, the Company's Board of Directors, with approval from the Division of Insurance, voted to write off $1,043,131 of contingency reserves withheld in 1997, which reduced claims expense in 1999.


Net claims expense decreased by $519,521, or 1.7%, for the year ended
December 31, 1999, as compared to December 31, 1998. Average claims per enrollee increased by 4.4% while the number of enrollees decreased by 6.8%.
The enrollee decline caused the overall net claims expense to decrease. Commissions expense and state insurance taxes decreased by $39,891 and $39,647, respectively, in 1999 as compared to 1998 due to the decreased premium income of the HMO. Personnel expenses increased $193,678, or 5.0%, in 1999 as compared to 1998. This was due primarily to annual compensation adjustments and a minimal amount of staff turnover. Professional fees expense increased $20,452, or 2.0%, in 1999 as compared to 1998. This was primarily due to increased actuarial services needed during the year. Office expense increased $54,518, or 8.7%, in 1999 as compared to 1998 due primarily from additional postage and printing expenses as a result of increased communications with enrollees. Occupancy expense increased $36,184, or 5.5%, due to increased depreciation expense resulting from the additional equipment purchased in 1999 as compared

                                                                         14.
to 1998. Other general and administrative expenses increased $79,181, or 20.9%, in 1999 as compared to 1998. This was primarily due to the continued addition of licenses and service fees in using computer databanks for information. Insurance expenses also increased due to rising costs and coverage increases elected.

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



LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of cash have been premium and fee revenue, collection of premiums in advance of the claims costs associated with them, and an agreement with participating physicians in which a percentage of fees for had borrowings from banks and affiliated companies, but currently does not need to borrow for liquidity purposes.

Net cash provided by operating activities increased by $3,018,900 to $3,370,640 for the year ended December 31, 2000, as compared to 1999. Net cash provided by operating activities increased primarily due to increases in net income, reported and unreported claims payable, accounts payable and accrued expenses, unearned premiums and contingency reserves payable since December 31, 1999.
The cash provided from these items were offset by an increase in receivables since December 31, 1999.

Other uses of cash and cash equivalents were for the payment of dividends, the purchases of property and equipment, the purchase of treasury stock, and the purchase of securities held to maturity. The Company has invested cash not currently needed in operations into intermediate-term bonds, consisting primarily of municipal bonds, U.S. government securities and corporate bonds.

At December 31, 2000, the Company has certificates of deposit of $700,000 on deposit with the Division to meet the deposit requirements of state insurance laws.

The Company is not contractually obligated to pay out contingency reserves withheld but has historically elected to pay out a majority of amounts withheld. In 2000, the Company paid $1,345,659 which was the total withheld for claims incurred in 1998. In 1999, the Company paid $299,990 of the total $1,343,121 withheld for claims incurred in 1997. The balance was claimed as a reduction of claims expense and removed from the contingency reserves as directed by the Board of Directors. Typically, two years lapse from the date the contingency reserves are withheld to the date which the corresponding amounts are paid to the participating physicians. Currently, the reserves withheld from claims with a date of service in 2000 and 1999 are the only amounts remaining within the contingent reserve payable.

The Company believes that cash flows generated by operations, withholding of contingency reserves, cash on hand, and short-term investment balances will be sufficient to fund operations, pay out projected contingency reserves payable, and pay dividends on the Class C common stock.

                                                                         15.
INFLATION

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


























                                                                         16.


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

Independent Auditor's Report                                 F-1

Consolidated Financial Statements

     Balance Sheets                                          F-2
     Statements of Operations                                F-4
     Statements of Stockholders' Equity                      F-5
     Statements of Cash Flows                                F-7
     Notes to Financial Statements                           F-9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.





































                                                                         17.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Name                               Age      Positions
- ----                             ---      ---------

K. Gene Koob, M.D.                  58      President and Director

James A. Engelbrecht, M.D.          53      Secretary/Treasurer and Director

Ben J. Henderson, D.O.              58      Vice President and Director

Thomas L. Krafka, M.D.              55      Director

Stephan D. Schroeder, M.D.          50      Director

John E. Rittmann, M.D.              63      Director

John Sternquist                     52      Director

James R. Reynolds, M.D.             57      Director

Bob L. Sutton                       32      Director

R. Van Johnson                      56      Director

L. Paul Jensen                      52      Chief Executive Officer

Kirk J. Zimmer                      40      Senior Vice President

William O. Rossing, M.D.            66      Vice President, Medical Director

Sharon K. Duncan                    53      Vice President, System Operations

Dean M. Krogman                     51      Vice President, External Operations

Barbara A. Smith                    39      Vice President, Medical Services

Thomas N. Nicholson                 41      Vice President, Sales and Marketing

Bruce E. Hanson                     37      Vice President, Finance

Brian E. Meyer                      38      Vice President, Information Systems

Scott L. Jamison                    43      Vice President, Provider Relations



Dr. Koob became a director of the Company in June 1994. He is a member of the South Dakota State Medical Association and has been engaged as a neurologist in Sioux Falls, South Dakota, since 1974.

Dr. Engelbrecht became a director of the Company in June 1997. He is a member of the South Dakota State Medical Association and has been engaged in the practice of internal medicine and rheumatology in Rapid City, South Dakota, since 1980.

Dr. Henderson became a director of the Company in June 1995. He is a member of the South Dakota State Medical Association and has been engaged in the practice of internal medicine in Mobridge, South Dakota, since 1972.

                                                                         18.
Dr. Krafka became a director of the Company in October 1998. He is a member of the South Dakota State Medical Association and has been engaged in the practice of radiology in Rapid City, South Dakota, since 1976.

Dr. Schroeder became a director of the Company in October 1998. He is a member of the South Dakota State Medical Association and has been engaged in practice as a family practitioner in Miller, South Dakota, since 1980.

Dr. Rittmann became a director of the Company in June 1997. He is a member of as a family practitioner in Watertown, South Dakota, since 1973.

Dr. Sternquist became a director of the Company in October 2000. He is a member of the South Dakota State Medical Association and has been engaged in the practice as a general surgeon in Yankton, South Dakota, since 1980.

Dr. Reynolds became a director of the Company in September 1999. He is a member of the South Dakota State Medical Association and has been engaged in the practice of cardiac surgery, thoracic surgery, and vascular surgery in Sioux Falls since 1975.

Mr. Sutton became a director of the Company in September 1999. He is the Executive Vice President of the South Dakota Bankers Association and previously, Mr. Sutton was the Executive Director of the South Dakota Petroleum Council, from 1995 to 1998.

Mr. Johnson became a director of the Company in September 1999. He is a Lobbyist and former Executive Vice President of the South Dakota Automobile Dealers Association and the former Executive Director of the South Dakota Trucking Association.

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

Ms. Smith joined the Company in June 1996 and became the Company's Vice President of Operations in September 1996. Ms. Smith had served for four years as the Secretary of the South Dakota Department of Health and for the prior two years as Special Advisor to the Governor of the State of South Dakota.
                                                                         19.
Mr. Nicholson joined the Company in July 1996 as the Vice President of Sales and Marketing. Mr. Nicholson had been previously employed, since 1981, by the Williams Insurance Agency and was an Executive Vice President since 1994.

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

Mr. Jamison joined the Company in May 2000 as the Vice President of Provider Relations. Mr. Jamison had been employed by a clinic in Sioux Falls, SD.

Pursuant to the Company's Bylaws, the Board of Directors consists of ten directors who are elected for three-year terms expiring at each successive annual meeting of shareholders. Currently, no director may serve more than three consecutive terms. No positions are currently vacant. The terms of Dr. K. Gene Koob, Dr. Frank Messner, and Dr. James Engelbrecht expired at the 2000 Annual Meeting of Shareholders, but the terms of Dr. K. Gene Koob, and Dr. James Engelbrecht were renewed at that time. The term of Dr. John Sternquist commenced in October 2000. The terms of Dr. John Rittman, Dr. Ben Henderson, Dr. Thomas Krafka and Dr. Stephan Schroeder expire at the 2001 Annual Meeting of Shareholders; the terms of Dr. James Reynolds, Mr. Bob Sutton and Mr. Van Johnson expire at the 2002 Annual Meeting of the Shareholders; the terms of Dr K. Gene Koob, Dr. James Engelbrecht and Dr. John Sternquist expire at the 2003 Annual Meeting.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were timely complied with.
                                                                         20.


ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in June, 2001.




ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 21, 2001, regarding the beneficial ownership of securities of the Company by (i) each person or group who is known by the Company to be the beneficial owner of more than 5% of the outstanding voting securities, (ii) all directors of the Company, (iii) each of the executive officers of the Company named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group. The Company believes that the beneficial owners of the securities listed below, based on information furnished by such owners, have sole voting and investment the respective classes of securities of the Company and the information contained in the notes to the table.
                                                   Amount & Nature
 Title                Name and Address of           of Beneficial    Percent
of Class               Beneficial Owner               Ownership      of Class
- --------              -------------------          ---------------   --------
Class B Preferred     South Dakota State                1,300          100%
                      Medical Association(1)
                      1323 South Minnesota Avenue
                      Sioux Falls, SD 57105

Class A Preferred     Lloyd Solberg, M.D.                   1           .08%
Class C Common        P. O. Box 5054                  135,330          9.68%
                      Sioux Falls, SD 57117-5054

Class A Preferred     Thomas L. Krafka, M.D.                1          .08%
Class C Common                                         16,640         1.16%

Class A Preferred     John C. Sternquist, M.D.              1          .08%
Class C Common                                            560          .04%

Class A Preferred     K. Gene Koob, M.D.                    1          .08%

Class A Preferred     Ben J. Henderson, D.O.                1          .08%
Class C Common                                          1,060          .08%

Class A Common        Stephan D. Schroeder                  1          .08%
Class C Common                                          1,920          .14%

Class A Preferred     James Engelbrecht, M.D.               1          .08%
Class C Common                                          1,160          .08%

Class A Preferred     John Rittmann, M.D.                   1          .08%
Class C Common                                          8,340          .60%

Class A Preferred     James Reynolds, M.D.                  1          .08%
Class C Common                                         50,440         3.61%

Class C Common        Bob Sutton                           --           --

Class C Common        Van Johnson                          --           --
                                                                          21.

Class C Common        L. Paul Jensen(2)                 5,760          .41%
                      1323 South Minnesota Avenue
                      Sioux Falls, SD 57105

Class C Common        William Rossing, M.D.             8,720          .61%

Class C Common        Kirk J. Zimmer                      800          .06%

Class C Common        Thomas Nicholson                     --           --

Class A Preferred     All Directors and Executive           8          .68%
                      Officers as a Group
Class C Common        (14 people)                      95,400         6.82%


- --------------
(1) The South Dakota State Medical Association is an affiliated company.
(2) L. Paul Jensen is the Chief Executive Officer of the South Dakota State Medical Association.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases office space from the Association. The Company has a one-year lease which is renewed through December 31, 2001. The lease requires minimum rental payments of $211,016. Total rental payments for office space for the years December 31, 2000, 1999 and 1998 were $217,162, $204,870 and $204,870, respectively.

The Company provides group health insurance coverage for employees of the Association. Total premium income from the affiliate for the years ended December 31, 2000, 1999 and 1998 was $55,689, $48,330 and $47,721,
respectively.

L. Paul Jensen received salaries and retirement contributions totaling $94,273 and $30,312 from the South Dakota Medical Association for the years ended 2000 and 1999, respectively. No compensation was received in 1998.

Robert D. Johnson retired CEO of the Company, received salaries and retirement contributions totaling $0, $332,400 and $110,860, from the South Dakota State Medical Association for the years ended 2000, 1999 and 1998, respectively.

















                                                                         22.





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












                                                                         23.

SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED


By /s/L. Paul Jensen                        Dated   03/29/2001
   ----------------------------------             --------------------
     L. Paul Jensen
     Chief Executive Officer
     (Principal Executive Officer)


By /s/Kirk J. Zimmer                        Dated   03/29/2001
   ----------------------------------             --------------------
     Kirk J. Zimmer
     Senior Vice President
     (Principal Financial Officer)


By /s/Bruce E. Hanson                       Dated   03/29/2001
   ----------------------------------             --------------------
     Bruce E. Hanson
     Vice President Finance


By /s/ K. Gene Koob                         Dated   03/29/2001
   ----------------------------------             --------------------
     K. Gene Koob, M.D.
     President and Director


By /s/James Engelbrecht                     Dated   03/29/2001
   ----------------------------------             --------------------
     James Engelbrecht, M.D.
     Secretary/Treasurer and Director


By /s/Ben J. Henderson                      Dated   03/29/2001
   ----------------------------------             --------------------
     Ben J. Henderson, D.O.
     Vice President and Director


By /s/Thomas L. Krafka                      Dated   03/29/2001
   ----------------------------------             --------------------
     Thomas L. Krafka, M.D.
     Director


By /s/James R. Reynolds                     Dated   03/29/2001
   ----------------------------------             --------------------
     James R. Reynolds, M.D.
     Director


                                                                         24.



By /s/ John Sternquist                      Dated   03/29/2001
   ----------------------------------             --------------------
     John Sternquist, M.D.
     Director


By /s/John Rittmann                         Dated   03/29/2001
   ----------------------------------             --------------------
     John Rittmann, M.D.
     Director


By /s/ Stephan D. Schroeder                 Dated   03/29/2001
   ----------------------------------             --------------------
     Stephan D. Schroeder, M.D.
     Director


By /s/ Bob Sutton                           Dated   03/29/2001
   ----------------------------------             --------------------
     Bob Sutton
     Director


By /s/Van Johnson                           Dated   03/29/2001
   ----------------------------------             --------------------
     Van Johnson
     Director































                                                                         25.

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
South Dakota State Medical Holding Company, Incorporated
   d/b/a DAKOTACARE
Sioux Falls, South Dakota

We have audited the accompanying consolidated balance sheets of South Dakota State Medical Holding Company, Incorporated d/b/a DAKOTACARE and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of South Dakota State Medical Holding Company, Incorporated d/b/a DAKOTACARE and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.


                                    /s/ McGLADREY & PULLEN, LLP


Sioux Falls, South Dakota
March 6, 2001

                                      F-1























SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999


ASSETS                                                  2000            1999
-------------------------------------------------------------------------------

Current Assets
  Cash and cash equivalents                        $ 7,439,514      $ 5,494,336
  Investment in securities held to maturity
   (Note 5)                                            455,018          431,570
  Certificates of deposit                              500,000          500,000
  Receivables (Note 3)                               1,869,688          929,028
  Prepaids and other assets                            101,430          140,513
  Deferred income taxes (Note 8)                       811,000          639,000
                                                   ----------------------------
    TOTAL CURRENT ASSETS                            11,176,650        8,134,447
                                                   ----------------------------


Long-Term Investments
  Investment in securities held to maturity
   (Note 5)                                          4,205,220        3,055,769
  Investment in securities available for sale
   (Note 5)                                            125,400          286,400
  Pledged certificates of deposit (Note 5)             700,000          500,000
  Certificate of deposit                                50,000           50,000
  Contracts with life insurance companies              101,119          107,089
                                                   ----------------------------
                                                     5,181,739        3,999,258
                                                   ----------------------------


Property and Equipment, at cost,
  net of accumulated depreciation                      903,191        1,110,477


Deferred Income Taxes (Note 8)                         442,000          409,600
                                                   ----------------------------
                                                   $17,703,580      $13,653,782
                                                   ----------------------------
                                                   ----------------------------

See Notes to Consolidated Financial Statements.

                                      F-2











LIABILITIES AND STOCKHOLDERS' EQUITY                   2000             1999
-------------------------------------------------------------------------------

Current Liabilities
  Reported and unreported claims payable (Note 7)  $ 5,831,471      $ 4,667,253
  Unearned premiums and administration fees          1,026,511          849,777
  Accounts payable and accrued expenses              1,712,748          818,401
  Contingency reserves payable (Note 6)              1,300,000        1,300,000
                                                   ----------------------------
     TOTAL CURRENT LIABILITIES                       9,870,730        7,635,431
                                                   ----------------------------
Contingency Reserves Payable (Note 6)                1,575,472        1,423,351
                                                   ----------------------------
Minority Interest in Subsidiaries                      349,331          355,001
                                                   ----------------------------
Commitments and Contingencies (Notes 4 and 13)

Stockholders' Equity (Note 9)
  Class A preferred, voting, no par value, $10
    stated value, 2,500 shares authorized; 1,179
    and 1999                                            11,790           11,480
  Class B preferred, voting, no par value,
    $1 stated value, 2,500 shares authorized;
    issued and outstanding 1,300 shares                  1,300            1,300
  Class C common, nonvoting, $.01 par value,
    10,000,000 shares authorized; issued
    1,505,760 shares                                    15,058           15,058
  Additional paid-in capital                         3,749,342        3,749,342
  Retained earnings                                  2,960,959        1,076,912
  Accumulated other comprehensive income (loss)         (1,223)         (34,914)
  Less cost of Class C common treasury stock,
    2000 107,153 shares, 1999 72,812 shares           (829,179)        (579,179)
                                                   ----------------------------
                                                     5,908,047        4,239,999
                                                   ----------------------------
                                                   $17,703,580      $13,653,782
                                                   ----------------------------
                                                   ----------------------------

                                      F-3





















SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                            2000                1999                1998
--------------------------------------------------------------------------------------------

Revenues:
  Premiums                              $ 44,090,588        $ 34,705,625        $ 36,157,947
  Less premiums ceded for reinsurance       (517,055)           (457,120)           (440,396)
                                        ------------        ------------        ------------
                                          43,573,533          34,248,505          35,717,551
  Third party administration fees          3,371,746           3,060,583           3,080,947
  Investment income                          767,185             513,599             606,615
  Other income                               711,488             605,401             647,850
                                        ------------        ------------        ------------
        TOTAL REVENUES                    48,423,952          38,428,088          40,052,963
                                        ------------        ------------        ------------

Operating expenses:
  Claims incurred                         35,286,842          30,539,355          31,318,143
  Less reinsurance recoveries               (136,291)           (444,296)           (703,563)
                                        ------------        ------------        ------------
                                          35,150,551          30,095,059          30,614,580
  Personnel expenses                       4,486,221           4,084,953           3,891,275
  Commissions                              1,757,300           1,385,917           1,425,808
  Professional fees expenses               1,075,733           1,040,665           1,020,213
  Office expenses                            687,326             680,132             625,614
  Occupancy expenses                         787,892             693,391             657,207
  State insurance taxes                      541,413             418,872             458,519
  Advertising expenses                       417,676             386,280             378,638
  Other general and administrative expenses  641,616             457,181             378,000
                                        ------------        ------------        ------------
        TOTAL OPERATING EXPENSES          45,545,728          39,242,450          39,449,854
                                        ------------        ------------        ------------
        INCOME (LOSS) BEFORE INCOME
          TAXES AND MINORITY INTEREST      2,878,224            (814,362)            603,109
Income taxes (benefit) (Note 8)            1,034,917            (196,943)            123,625
                                        ------------        ------------        ------------
INCOME (LOSS) BEFORE MINORITY INTEREST     1,843,307            (617,419)            479,484
Minority interest in income (loss)
  of subsidiaries                           (110,670)              4,395              (3,554)
                                        ------------        ------------        ------------
        NET INCOME (LOSS)               $  1,953,977         $  (621,814)       $    483,038
                                        ------------        ------------        ------------
                                        ------------        ------------        ------------

Earnings (loss) per common share        $       1.38         $     (0.43)      $        0.33
                                        ------------        ------------        ------------
                                        ------------        ------------        ------------

See Notes to Consolidated Financial Statements.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                               Additional
                                             Comprehensive      Capital          Paid-In
                                                 Income          Stock           Capital
- ---------------------------------------------------------------------------------------
Balance, December 31, 1997                                     $ 27,048       $ 3,749,342
   Issuance of Class A preferred stock                              900                 -
   Redemption of Class A preferred stock                           (540)                -
   Dividends paid on Class C common stock                             -                 -
   Purchase of treasury stock (Note 9)                                -                 -
   Comprehensive income:
      Net income                              $  483,038              -                 -
      Net change in unrealized loss on
        securities available for sale               (697)             -                 -
                                              -----------
      Comprehensive income                    $  482,341
                                              -------------------------------------------
Balance, December 31, 1998                                       27,048         3,749,342
   Issuance of Class A preferred stock                              850                 -
   Redemption of Class A preferred stock                           (420)                -
   Dividends paid on Class C common stock                             -                 -
   Purchase of treasury stock (Note 9)                                -                 -
   Comprehensive income:
      Net (loss)                              $ (621,814)             -                 -
      Net change in unrealized loss on
        Securities available for sale            (26,276)             -                 -
                                              -----------
      Comprehensive income                    $ (648,090)
                                              -------------------------------------------
Balance, December 31, 1999                                       27,838         3,749,342
   Redemption of Class A preferred stock                           (640)                -
   Dividends paid on Class C common stock                             -                 -
   Purchase of treasury stock (Note 9)                                -                 -
   Comprehensive income:
      Net income                              $1,953,977              -                 -
      Net change in unrealized loss on
        Securities available for sale             33,691              -                 -
                                              -----------
      Comprehensive income                    $1,987,668
                                              -------------------------------------------
Balance, December 31, 2000                                     $ 28,148       $ 3,749,342
                                                             ----------------------------
                                                             ----------------------------

See Notes to Consolidated Financial Statements.


                                                        Accumulated
                                                           Other
                                           Retained    Comprehensive   Treasury
                                           Earnings        Income        Stock     Total
- --------------------------------------------------------------------------------------------
Balance, December 31, 1997                $ 1,435,709   $ (7,941)   $       -    $ 5,204,158
   Issuance of Class A preferred stock              -          -            -            900
   Redemption of Class A preferred stock            -          -            -           (540)
   Purchase of treasury stock (Note 9)              -          -     (280,480)      (280,480)
   Dividends paid on Class C common stock    (146,754)         -            -       (146,754)
   Comprehensive income:
      Net income                              483,038          -            -        483,038
      Net change in unrealized loss on
        securities available for sale               -       (697)           -           (697)
      Comprehensive income
                                   -----------------------------------------------------------
Balance, December 31, 1998                  1,771,993     (8,638)    (280,480)     5,259,625
   Issuance of Class A preferred stock              -          -            -            850
   Redemption of Class A preferred stock            -          -            -           (420)
   Dividends paid on Class C common stock     (73,267)         -            -        (73,267)
   Purchase of treasury stock (Note 9)              -          -     (298,699)      (298,699)
   Comprehensive income:
      Net (loss)                             (621,814)         -            -       (621,814)
      Net change in unrealized loss on
        securities available for sale               -    (26,276)           -        (26,276)
      Comprehensive income (loss)
                                   -----------------------------------------------------------
Balance, December 31, 1999                  1,076,912    (34,914)    (579,179)     4,239,999
   Issuance of Class A preferred stock              -          -            -            950
   Redemption of Class A preferred stock            -          -            -           (640)
   Dividends paid on Class C common stock     (69,930)         -            -        (69,930)
   Purchase of treasury stock (Note 9)              -          -     (250,000)      (250,000)
   Comprehensive income:
      Net income                            1,953,977          -            -      1,953,977
      Net change in unrealized loss on
        securities available for sale               -     33,691            -         33,691
      Comprehensive income
                                   -----------------------------------------------------------
Balance, December 31, 2000                $ 2,960,959   $ (1,223)  $ (829,179)   $ 5,908,047
                                   -----------------------------------------------------------
                                   -----------------------------------------------------------


SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                      2000            1999           1998
----------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net income (loss)                                 $1,953,977     $ (621,814)    $  483,038
 Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Depreciation                                       336,776        329,472        307,211
   Minority interest in income (loss) of subsidiaries(110,670)         4,395         (3,554)
   Amortization of discounts and premiums on
     investments and certificates of deposit, net    (134,399)      (130,662)      (138,461)
   Loss on disposal of equipment                       16,076              -              -
   Loss on sale of equity securities                   27,437              -              -
   (Increase) decrease in receivables                (940,660)       323,752       (453,385)
   (Increase) decrease in prepaids and other assets    39,083         13,417        (29,201)
   (Increase) decrease in deferred income taxes      (204,400)        33,400         60,000
   Increase in reported and unreported
     claims payable                                 1,164,218        257,631        245,818
   Increase in accounts payable
     and accrued expenses                             894,347         98,632         32,875
   Increase in unearned premiums
     and administration fees                          176,734         10,734        209,260
   Increase (decrease) in contingency
     reserves payable                                 152,121         32,783       (273,278)
                                                  ------------------------------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES    3,370,640        351,740        440,323
                                                  ------------------------------------------
 Cash Flows From Investing Activities
   Available for sale securities:
     Purchased                                        (46,310)        (6,976)        (6,397)
     Sales                                            213,564              -              -
   Held to maturity securities:
     Matured                                          437,248        560,000        985,000
     Purchased                                     (1,484,233)             -       (367,364)
   Proceeds from maturities of certificates
     of deposit                                     1,000,000      1,075,000      1,447,000
   Purchase of certificates of deposit             (1,200,000)    (1,000,000)    (1,175,000)
   (Increase) decrease in contracts with
     life insurance companies                           5,970        (15,245)       (19,000)
   Purchase of property and equipment                (145,566)      (526,943)      (256,533)
                                                  ------------------------------------------
       NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                      (1,210,842)       141,675        891,254
                                                  ------------------------------------------

See Notes to Consolidated Financial Statements.

                                                         2000           1999           1998
                                                    ------------------------------------------
 Cash Flows From Financing Activities
   Proceeds from issuance of capital stock           $      950     $      850     $      900
   Redemption of capital stock                             (640)          (420)          (540)
   Payment of dividends                                 (69,930)       (73,267)      (146,754)
   Purchase of treasury stock                          (250,000)      (298,699)      (280,480)
   Minority investment in subsidiary                    105,000              -              -
                                                    ------------------------------------------
        NET CASH (USED IN) FINANCING ACTIVITIES        (214,620)      (371,536)      (426,874)
                                                    ------------------------------------------
        INCREASE IN CASH AND CASH EQUIVALENTS         1,945,178        121,879        904,703


 Cash and Cash Equivalents
   Beginning                                          5,494,336      5,372,457      4,467,754
                                                    ------------------------------------------
   Ending                                            $7,439,514     $5,494,336     $5,372,457
                                                    ------------------------------------------
                                                    ------------------------------------------
 Supplemental Disclosures of Cash Flow Information
   Cash payments for:
     Income taxes, net of refunds                    $1,007,032     $ (250,000)    $  315,275

 Supplemental Disclosures of Noncash Investing
   and Financing Activities
     (Increase) decrease in unrealized loss on
       securities available for sale                 $   33,691     $  (26,276)    $     (697)

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: South Dakota State Medical Holding Company, Incorporated (the Company), is a South Dakota licensed health maintenance organization (HMO) d/b/a DAKOTACARE. The Company has contracted with hospitals, physicians and other providers to provide health care services to policyholders. Policyholders are employee groups located in South Dakota.

A summary of the Company's significant accounting policies follows:
PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, DAKOTACARE Administrative Services, Incorporated (DAS), and DAKOTACARE Insurance, LTD. (DIL), its 50.11% owned subsidiary, Dakota Health Plans, Incorporated (DHP), and its 54.35% owned subsidiary, Carewest, Inc. (Carewest). DAS, DHP, and Carewest are third party administrators of health care plans for independent employer companies. DIL's primary activity is in providing reinsurance quota share excess medical stop loss coverage to DAS' self funded customers. In August 2000, the Company organized and purchased a majority interest in Carewest, Inc. Its function as a third party administrator focuses on the market in western South Dakota. During December of 1998, DHP ceased business operations. Management expects to formally dissolve DHP during 2001 with no material effect on the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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

Investment securities classified as available for sale are marketable equity securities and those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Investment securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in comprehensive income, net of the related deferred tax effect.
                                    F-9
SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- -------------------------------------------------------------------------

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENT SECURITIES (continued): Premiums and discounts on investments in debt securities are amortized over their contractual lives, except for collateralized mortgage obligations, for which prepayments are probable and of the underlying mortgages. The method of amortization results in a constant effective yield on those securities (the interest method). Interest on debt securities is recognized in income as accrued. Realized gains and losses on the sale of investment securities are determined using the specific identification method.

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

                                               2000                1999
                                          ----------------------------------
Furniture, equipment and automobiles       $ 2,248,544         $ 2,740,214
Building and building improvements              53,370              53,370
Other                                          134,818             134,818
                                          ----------------------------------
                                             2,436,732           2,928,402
Less accumulated depreciation                1,533,541           1,817,925
                                          ----------------------------------
                                            $  903,191         $ 1,110,477
                                          ----------------------------------
                                          ----------------------------------

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

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- -----------------------------------------------------------------------------

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES: Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

EARNINGS (LOSS) PER COMMON SHARE: Earnings (loss) per common share was calculated by dividing net income (loss) by the weighted average number of Class C common shares outstanding during each period. The weighted average number of Class C common shares outstanding was 1,412,869 in 2000, 1,448,600 in 1999, and 1,482,635 in 1998. All references to earnings (loss) per share in the consolidated financial statements are to basic earnings (loss) per share, as the Company has no potentially issuable common stock.


NOTE 2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents and certificates of deposit: The carrying amount approximates fair value because of the relative short maturity of those instruments.

Investments: Fair values for the Company's investment securities are based on quoted market prices. At December 31, 2000, the carrying amount and fair value of the Company's investment securities was $4,785,638 and $4,866,245, At December 31, 1999, the carrying amount and fair value of the Company's investment securities was $3,773,739 and $3,760,201, respectively.

Accrued interest receivable: The carrying amount approximates fair value due to the nature of the balances recorded.



SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------

NOTE 3. RECEIVABLES

Receivables consist of the following:

                                                 2000            1999
                                               --------      ----------
  Drug manufacturer chargebacks              $  272,853     $  145,064
  Premiums                                       91,218         86,667
  Subrogation, net of recovery expenses          72,730         88,500
  Interest                                       38,238         21,099
  Reinsurance                                    51,158              -
  Income taxes                                   13,600        252,000
  Funds withheld by ceding insurer              145,470        115,270
  Lawsuit settlement                            850,000              -
  Other                                         334,421        220,428
                                             ----------      ----------
                                              1,869,688        929,028
  Less allowance for doubtful accounts               --             --
                                             ----------      ----------
                                             $1,869,688     $  929,028
                                             ----------      ----------
                                             ----------      ----------

NOTE 4. REINSURANCE

The Company's policy is to reinsure that portion of risk in excess of $125,000 of covered hospital inpatient expenses of any enrollee per contract year, subject to a coinsurance provision which ranged from 50% to 90% based on average daily amounts specified in the plan, and a $2,000,000 lifetime maximum benefit per enrollee. The Company would be liable for any obligations that the reinsuring company is unable to meet under the reinsurance agreement.

This reinsurance agreement also provides for enrollee benefits to be paid in the event the Company should cease operations or become insolvent, and a any enrollee that moves out of the service area of the Company.


SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- -----------------------------------------------------------------------------

NOTE 5. INVESTMENT SECURITIES

Investment securities at December 31, 2000 are as follows:

                                                         Gross         Gross       Estimated
                                        Amortized      Unrealized   Unrealized       Fair
                                           Cost          Gains       (Losses)        Value
                                      --------------------------------------------------------
Debt securities held to maturity:
  Obligations of U.S. treasury, government
    agencies and corporations          $1,315,979      $  37,177      $  (3,261)    $1,349,895
  Obligations of state and
    political subdivisions              2,657,348         36,977         (6,516)     2,687,809
  Corporate bonds                         684,822         16,263              -        701,085
  U.S. governmental agency collateralized
    mortgage obligations                    2,089              -            (33)         2,056
                                      --------------------------------------------------------
                                       $4,660,238      $  90,417      $  (9,810)    $4,740,845
                                      --------------------------------------------------------
                                      --------------------------------------------------------
Equity securities available for sale:
  Bond mutual fund                     $  126,623      $       -      $  (1,223)    $  125,400
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

                                                    December 31, 2000
                                            ------------------------------
                                              Amortized         Estimated
                                                 Cost           Fair Value
                                            ------------------------------

  Due in one year                           $   455,018        $   456,341
  Due after one year through five years       1,969,631          2,011,724
  Due after five years through ten years      2,160,040          2,194,511
  Due after ten years                            73,460             76,213
                                            ------------------------------
                                              4,658,149          4,738,789
  Collateralized mortgage obligations             2,089              2,056
                                            ------------------------------
                                            $ 4,660,238        $ 4,740,845
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

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- -----------------------------------------------------------------------------

NOTE 5. INVESTMENT SECURITIES (CONTINUED)

Investment securities at December 31, 1999 are as follows:

                                                    Gross            Gross        Estimated
                                    Amortized     Unrealized       Unrealized        Fair
                                      Cost           Gains          (Losses)         Value
                                  -----------------------------------------------------------
Debt securities held to maturity:
  Obligations of U.S. treasury, government
    agencies and corporations     $   482,228     $   4,530        $   (284)      $   486,474
  Obligations of state and political
    subdivisions                    2,994,536        18,904         (36,364)        2,977,076
  U.S. governmental agency collateralized
    mortgage obligations               10,575             -            (324)           10,251
                                  ------------------------------------------------------------
                                  $ 3,487,339     $  23,434        $(36,972)      $ 3,473,801
                                  ------------------------------------------------------------
                                  ------------------------------------------------------------
Equity securities available for sale:
  Bond mutual funds               $   321,314     $       -        $(34,914)      $   286,400
                                  ------------------------------------------------------------
                                  ------------------------------------------------------------

The components of other comprehensive income (loss) - net change in unrealized
(loss) on securities available for sale are as follows:

                                                            Years Ended December 31,
                                                  ------------------------------------------
                                                       2000            1999          1998
                                                  ------------------------------------------
Unrealized holding gain (loss) arising
  during the period                               $   6,254        $(26,276)      $   (697)
Add reclassification adjustment for net
  losses realized in net income                      27,437               -              -
                                                  ------------------------------------------
          Net change in unrealized (loss)
            before income taxes                      33,691         (26,276)          (697)
Income taxes                                              -               -              -
                                                  ------------------------------------------
          Other comprehensive income - net
            change in unrealized (loss) on
            securities available for sale         $  33,691        $(26,276)      $   (697)
                                                  ------------------------------------------
                                                  ------------------------------------------

Proceeds from the sale of securities available for sale in 2000 were $213,564 and resulted in gross losses of $27,437. There were no sales of debt or equity securities during the years ended December 31, 1999 or 1998, and accordingly, no reclassification adjustments on investment securities for those years. At December 31, 2000 and 1999, no individual investments in obligations of state and political subdivisions exceeded 10% of the Company's equity. At December 31, 2000 and 1999, the Company had certificates of deposit of $700,000 and $500,000, respectively, on deposit with the South Dakota Department of Commerce and Regulation, Division of Insurance (Division of Insurance), to meet the deposit requirement of state insurance laws.
                                      F-14
d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- -----------------------------------------------------------------------------

NOTE 6.  CONTINGENCY RESERVES PAYABLE

The Company's agreements with participating physicians provide that up to 20% of fees for services provided, as submitted to the Company, may be withheld to provide a contingency reserve that may be used to fund operations or meet other financial requirements of the Company. The percentage withheld for the years 1998 through 2000 was 15%. The amounts withheld may be paid to the participating physicians at the discretion of the Board of Directors of the Company, although the Company is not contractually obligated to pay out amounts withheld. Management estimates the expected amount of contingency reserves to be paid to participating physicians and records a liability based upon factors such as cash flow needs, net income, and accumulations of amounts withheld. Payments to physicians are made at such times as the Board of Directors approves payouts. The recorded liability at December 31, 2000, is equal to actual amounts withheld for the years ended December 31, 2000 and 1999. During 1999, the Company's Board of Directors, with approval from the Division of Insurance, voted to write off $1,043,131 of contingency reserves withheld in 1997, which reduced claims expense in 1999 and was accounted for as a change in accounting estimate. This change had the effect of decreasing net loss for 1999 by $688,470, or $.48 per common share, net of income taxes.


NOTE 7.  REPORTED AND UNREPORTED CLAIMS PAYABLE

Activity in the liability for reported and unreported claims payable is summarized as follows:

                                              2000                1999                1998
                                          ---------------------------------------------------
Balance at January 1                      $ 4,667,253         $ 4,409,622         $ 4,163,804
                                          ---------------------------------------------------
Incurred related to:
  Current year                             36,025,786          30,226,506          30,197,890
  Prior years                                (875,235)            911,684             416,690
  Contingency reserves written off                  -          (1,043,131)                  -
                                          ---------------------------------------------------
Total incurred                             35,150,551          30,095,059          30,614,580
                                          ---------------------------------------------------
Paid related to:
  Current year                             29,842,349          24,240,777          25,704,590
  Prior years                               4,195,142           5,321,000           4,710,337
                                          ---------------------------------------------------
Total paid                                 34,037,491          29,561,777          30,414,927
                                          ---------------------------------------------------
Less reinsurance recoverables at January 1          -            (275,651)           (229,486)
Plus reinsurance recoverables at December 31   51,158                   -             275,651
                                          ---------------------------------------------------
Balance at December 31                    $ 5,831,471         $ 4,667,253         $ 4,409,622
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

The components of income tax expense as of December 31 are as follows:


                                    2000         1999           1998
                                ---------------------------------------
Current (recoverable)           $1,239,317   $ (230,343)     $  63,625
Deferred (benefit)                (204,400)      33,400         60,000
                                ---------------------------------------
                                $1,034,917   $ (196,943)     $ 123,625
                                ---------------------------------------
                                ---------------------------------------

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to income before income taxes as a result of the following:

                                                       2000           1999          1998
                                                    ---------------------------------------
Computed "expected" tax expense (benefit)           $1,007,000     $(285,000)    $ 211,000
Tax exempt interest                                    (40,487)      (42,788)      (43,281)
Lobbying                                                 5,562         2,977         4,866
Reversal of (over) under accrual of
   Prior year's taxes                                   39,148             -       (26,576)
Change in valuation allowance for deferred
  tax assets                                            27,700       108,400             -
Effect of tax rate brackets and other                   (4,006)       19,468       (22,384)
                                                    ---------------------------------------
                                                    $1,034,917     $(196,943)    $ 123,625
                                                    ---------------------------------------
                                                    ---------------------------------------


SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- -----------------------------------------------------------------------------

NOTE 8.  INCOME TAX MATTERS (CONTINUED)

The net deferred tax assets consist of the following components at December 31:

                                                                   2000           1999
                                                             ----------------------------
Deferred tax assets:
  Contingency reserves payable                               $   978,000      $   926,000
  Reported and unreported claims payable                          57,500           45,500
  Unearned premiums                                               68,000           50,800
  Accrued expenses and other                                     226,000           83,300
  Net unrealized loss on securities available for sale                 -           11,900
  Net operating loss carryforward of subsidiaries                148,000          108,400
                                                               1,477,000        1,225,900
  Less valuation allowance                                       148,000          120,300
                                                             ----------------------------
                                                               1,329,000        1,105,600
                                                             ----------------------------
Deferred tax liability:
  Property and equipment                                         (76,000)         (57,000)
                                                             ----------------------------
                                                             $ 1,253,000      $ 1,048,600
                                                             ----------------------------
                                                             ----------------------------

Reflected on the accompanying balance sheets as follows:

                                                                  2000           1999
                                                             ----------------------------
Current assets                                               $   811,000      $   639,000
Noncurrent assets                                                442,000          409,600
                                                             ----------------------------
                                                             $ 1,253,000      $ 1,048,600
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

To facilitate liquidity for Class C common stock (Common Stock) in the event of death, disability, or retirement of a shareholder, the Company's Board of Directors adopted a Stock Repurchase Program (Program) which was implemented in February 1998. Participation in the Program is voluntary. No shareholder is required to sell his or her shares of Common Stock under the Program nor is the Company required to purchase any Common Stock under the Program. The purchase and sale of Common Stock under the Program is subject to repurchase conditions as described in the Program. The Board of Directors of the Company may, at any time, modify or terminate the Program. The Company may also, at its discretion, offer to repurchase shares of Common Stock outside of the Program in compliance with applicable laws. During 2000 and 1999, 34,341 and 32,397 shares, respectively, were acquired for the treasury under the Program.

Regulatory capital as required by the Division of Insurance at December 31, 2000 and 1999 was $200,000 on a statutory basis of accounting, which the Company significantly exceeded. As long as the Company exceeds required regulatory capital, it is not restricted by the Division of Insurance in the amount of dividends it may pay.

The Company is also subject to risk based capital (RBC) requirements promulgated by the National Association of Insurance Commissioners (NAIC). The RBC standards establish uniform minimum capital requirements for insurance companies. The RBC formula applies various weighting factors to financial balances or various levels of activities based on the perceived degree of risk. At December 31, 2000, the Company's stockholders' equity exceeded the minimum levels required by the RBC standards.


                                      F-18
SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- -----------------------------------------------------------------------------

NOTE 10.  TRANSACTIONS WITH AFFILIATE

The Company leases office space from the South Dakota State Medical Association (Association). The Company has a one year lease which automatically renews for one year terms each January 1, unless terminated with at least 30 days notice prior to the end of the lease term. The 2000 lease renewal requires minimum rental payments of $211,016. Total rental payments for this office space for the years ended December 31, 2000, 1999 and 1998 were $217,162, $204,870 and $204,870, respectively.

The Company provides group health insurance coverage for employees of the Association. Total premium income from the affiliate for the years ended December 31, 2000, 1999 and 1998 was $55,689, $48,330, and $47,721,
respectively.

NOTE 11.  RETIREMENT PLAN AND DEFERRED COMPENSATION

The Company is included in a qualified money-purchase pension plan with the South Dakota State Medical Association and the South Dakota Foundation for Medical Care. This multiple-employer plan covers employees who have attained
age 21, and have completed one year of service.   Contributions, which are
required under the plan, were an amount equal to 11.5% of the participants' compensation for the twelve-month periods ending September 1, 2000, 1999 and 1998. Retirement plan expense for the years ended December 31, 2000, 1999 and 1998 was $275,421, $238,689, and $233,483, respectively.

In connection with employment contracts between the Company and certain officers, provision has been made for the future compensation which is payable upon the completion of the earlier of 25 years of service to the Company and related organizations or attainment of the age of 65 or any earlier retirement age specified by the Board of Directors by resolution. At December 31, 2000 and 1999, $89,036 and $97,131, respectively, was accrued under these contracts.

NOTE 12.  SEGMENT INFORMATION

The Company has three reportable segments:  Health Maintenance Organization
(HMO), Third Party Administration (TPA) and Reinsurance. The HMO segment consists of the operations of the Company. The Company is a South Dakota systems. The TPA segment consists of the operations of DAS, DHP and Carewest, which are TPA's of health care plans for independent employer companies. The reinsurance segment consists of the operations of DIL. DIL's primary activity is in providing reinsurance quota share excess medical stop loss coverage to DAS's self funded customers.

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

                                      F-19
SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- -----------------------------------------------------------------------------

NOTE 12.  SEGMENT INFORMATION (CONTINUED)

The Company's reportable segments are derived from the operations of the Company and subsidiaries that offer different products. The reportable segments are managed separately because they provide distinct services.

Year Ended December 31, 2000
- --------------------------------------------------------------------------------------------
                                         HMO            TPA        Reinsurance       Totals
                                  ----------------------------------------------------------

Revenues from external customers   $ 44,194,355    $ 3,588,674    $ 661,462      $ 48,444,491
Intersegment revenues                         -        255,824            -           255,824
Investment income                       685,367         63,040       18,778           767,185
Depreciation expense                     80,549        256,227            -           336,776
Segment profit (loss)                 1,953,977       (168,270)      78,139         1,863,846
Equity in net income of subsidiaries     20,539              -            -            20,539
Income tax expense                    1,004,667         30,250            -         1,034,917
Segment assets                       16,838,497      1,839,801      598,647        19,276,945


Year Ended December 31, 1999
- -------------------------------------------------------------------------------------------
                                        HMO            TPA        Reinsurance       Totals
                                   --------------------------------------------------------
Revenues from external customers   $ 34,048,724    $ 3,259,507      $ 646,836    $ 37,955,067
Intersegment revenues                         -        241,325              -         241,325
Investment income                       455,461         44,138         14,000         513,599
Depreciation expense                     88,147        241,325              -         329,472
Segment (loss)                         (621,814)      (267,738)      (200,888)     (1,090,440)
Equity in net (loss) of subsidiaries   (473,021)             -              -        (473,021)
Income tax (benefit)                    (55,950)      (140,993)             -        (196,943)
Segment assets                       12,905,809      1,699,895        457,870      15,063,574


Year Ended December 31, 1998
- ------------------------------------------------------------------------------------------
                                         HMO            TPA        Reinsurance       Totals
                                   ----------------------------------------------------------
Revenues from external customers   $ 35,796,765    $ 3,540,988      $ 673,790    $ 40,011,543
Intersegment revenues                         -        236,526              -         236,526
Investment income                       538,170         55,333              -         593,503
Depreciation expense                     85,787        221,424              -         307,211
Segment profit (loss)                   483,038        (68,319)        23,345         438,064
Equity in net (loss) of subsidiaries    (41,420)             -              -         (41,420)
Income tax expense (benefit)            158,350        (34,725)             -         123,625
Segment assets                       13,607,488      1,953,572        475,006      16,036,066


                                      F-20





SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 12.  SEGMENT INFORMATION (CONTINUED)

                                                      2000           1999           1998
                                                ---------------------------------------------
Revenues
Total external revenues for reportable segments $ 48,444,491      $ 37,955,067   $ 40,011,543
Intersegment revenues for reportable segments        255,824           241,325        236,526
Elimination of intersegment revenues                (255,824)         (241,325)      (236,526)
Elimination of net income of subsidiaries             20,539          (473,021)       (41,420)
                                                ---------------------------------------------
    Total consolidated revenues                 $ 48,423,952      $ 38,428,088   $ 40,052,963
                                                ---------------------------------------------
                                                ---------------------------------------------

Income or Loss
Total income (loss) for reportable segments     $  1,863,846      $  1,090,440   $    438,064
Elimination of equity in net (loss)
  of subsidiaries                                     20,539          (473,021)       (41,420)
Minority interest in income (loss) of subsidiaries  (110,670)            4,395         (3,554)
                                                ---------------------------------------------
    Total consolidated net income (loss)        $  1,953,977       $  (621,814)  $    483,038
                                                ---------------------------------------------
                                                ---------------------------------------------

Assets
Total assets for reportable segments            $ 19,276,945      $ 15,063,574   $ 16,036,066
Elimination of intercompany receivable              (153,092)         (135,058)      (100,922)
Elimination of investment in subsidiaries         (1,420,273)       (1,274,734)    (1,657,755)
                                                ---------------------------------------------
    Total consolidated assets                   $ 17,703,580      $ 13,653,782   $ 14,277,389
                                                ---------------------------------------------
                                                ---------------------------------------------

NOTE 13.  LITIGATION

During 1998, a substantial claim was filed against the Company in circuit court which alleges wrongful non-renewal of a sales agency contract and seeks compensatory and punitive damages. As of March 2000, the lawsuit is still in the discovery stage. Management believes the lawsuit is without merit and the Company will vigorously defend itself in this matter.

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

                                      F-21







SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Year ended December 31, 2000         1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
-----------------------------------------------------------------------------------------------
Total revenues                      $10,812,637   $11,612,390    $12,350,361   $13,648,564
Claims incurred, net                  7,380,452     7,774,623      8,992,386    11,003,090 (1)
Total operating expenses              9,775,972    10,322,148     11,418,495    14,029,113
Net income (loss)                       679,234       788,872        647,474      (161,603)

Earnings (loss) per share           $      0.47   $      0.55    $      0.46   $     (0.11)


Year ended December 31, 1999         1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
-----------------------------------------------------------------------------------------------
Total revenues                      $ 9,318,509   $ 9,438,767    $ 9,719,459   $ 9,951,353
Claims incurred, net                  7,656,802     8,332,346      7,745,387     6,360,524 (2)
Total operating expenses              9,947,714    10,896,476      9,964,848     8,433,412
Net income (loss)                      (379,685)   (1,006,261)    (1,026,572)    1,790,704 (2)

Earnings (loss) per share           $     (0.26)  $     (0.69)   $     (0.71)  $      1.24

(1) Includes an $850,000 receivable (reduction of incurred amount) and $420,000 payable (increase in incurred amount) recorded in the fourth quarter of 2000 relating to the settlement of two separate lawsuits relating to claims paid in prior years.

(2) During the fourth quarter of 1999, the Company wrote off contingency reserves of $1,043,131, and also reversed a valuation allowance on deferred tax assets of $913,000 which had been recorded in prior quarters.



                                      F-22
























                                  EXHIBIT INDEX
                                  -------------

Exhibit No.       Description
- -----------       -----------
10                Office Lease with the South Dakota State Medical Association

21                Subsidiaries of the Registrant






















































                                                                     EXHIBIT 10

                                      LEASE


This LEASE made this 1st day of January, 1999, between SOUTH DAKOTA STATE MEDICAL ASSOCIATION of Sioux Falls, South Dakota, Lessor, and South Dakota State Medical Holding Company, Inc., Sioux Falls, South Dakota, Lessee, is in agreement with:

                                       1.

That the said lessor leases to the said lessee the property described as:

         Office space in the following structures: "The Southeast Quarter and the East 11.5 feet of the Southwest quarter of Block 32 in Park Addition to Sioux Falls, together with the East 25 feet of the South 88 feet of Lot E in Perry's Subdivision of part of Block 32 Park Addition" surveyed, platted, and recorded in Minnehaha County, South Dakota; as well as Lots C, D, and E, except the East 25 feet of the South 88 feet of Lot E of Perry's Subdivision of part of Block 32 of Park Addition to Sioux Falls, Minnehaha County, South Dakota, according to the recorded plat thereof. The parking lot space on "The Northwest Quarter of Block 32 in Park Addition to Sioux Falls" surveyed, platted, and recorded in Minnehaha County, South Dakota.

The term of this lease shall begin on the 1st day of January, 1999, and end on the 31st day of December, 1999, and shall automatically renew for successive one
(1) year terms unless terminated with not less than thirty (30) days notice prior to the end of the lease term. Rent payable pursuant to this lease shall be:

         The sum of Seventeen Thousand Five Hundred Eighty-Four Ten Dollars and Sixty-Eight Cents ($17,584.68) per month, payable on the first day of each month.

                                       2.

It is further agreed that the lessor shall furnish all and full maintenance for the property leased hereunder including but not limited to heat, air conditioning, electricity, gas, water, janitorial service, maintenance of building fixtures, replacement of building glass breakage, and snow and ice removal.
                                       3.


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

                                       7.

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

                     SOUTH DAKOTA STATE MEDICAL ASSOCIATION
                                                     Lessor
                     By:   /s/ Robert D Johnson
                         ------------------------------
                             Chief Executive Officer


                     DAKOTACARE
                         Lessee
                     By:   /s/ Kirk J. Zimmer
                         ------------------------------
                           Senior Vice-President






                                                                      EXHIBIT 21







EXHIBIT 21. SUBSIDIARIES OF THE REGISTRANT

Name                                  Incorporation               % Owned
- ----                                -------------               -------

DAKOTACARE Administrative             South Dakota                  100%
  Services, Incorporated

Dakota Health Plans, Incorporated     South Dakota                50.11%

DAKOTACARE Insurance, Ltd.            Cayman Islands                100%

Carewest, Inc.                        South Dakota                54.35%