Form 10-Q
period 2001-03-31
SD STATE MEDICAL HOLDING CO INC
filed 2001-05-15
CIK 919176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2001

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

     Class                            Outstanding at May 08, 2001
Class C Common Stock                              1,398,607

  SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
                               FORM 10-Q

                                 INDEX

                                                                Page Number

Part 1.  Financial Information (unaudited)

   Item 1.  Financial Statements

     Consolidated Balance Sheets at
     March 31, 2001 and December 31, 2000                            2

     Consolidated Statements of Operations for
     the Three Months Ended March 31, 2001 and 2000                  3

     Consolidated Statement of Stockholders' Equity
     for the Three Months Ended March 31, 2001                       4

     Consolidated Statements of Cash Flows
     for the Three Months Ended March 31, 2001 and 2000              5

     Notes to Consolidated Financial Statements                    6-7

   Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations                8-9

   Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk                                       10

Part II.  Other Information                                         10

   Item 1.  Legal Proceedings                                       10

   Item 2.  Changes in Securities                                   10

   Item 3.  Default Upon Senior Securities                          10

   Item 4.  Submission of Matters to a Vote
            of Security Holders                                     10

   Item 5.  Other Information                                       10

   Item 6.  Exhibits and Reports on Form 8-K                        10

   Signatures                                                       10




                       PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                            CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                      March 31,     December 31,
             ASSETS                                      2001           2000
Cash and cash equivalents                           $  8,713,085   $  7,439,514
Investments in securities held to maturity               617,256        455,018
Certificates of deposit                                  500,000        500,000
Receivables                                              992,562      1,869,688
Prepaids and other assets                                 91,423        101,430
Deferred income taxes                                    747,900        811,000
                                                    -------------  -------------
  Total current assets                              $ 11,662,226   $ 11,176,650
                                                    -------------  -------------
Investment in securities held to maturity           $  4,075,738   $  4,205,220
Investments in securities available for sale             127,800        125,400
Pledged certificates of deposit                          700,000        700,000
Certificate of deposit                                    50,000         50,000
Contracts with life insurance companies                   99,109        101,119
                                                    -------------  -------------
  Total long-term investments                       $  5,052,647   $  5,181,739
                                                    -------------  -------------
Property and equipment, net of accum. depreciation  $    877,910   $    903,191
                                                    -------------  -------------
Deferred income taxes                               $    411,500   $    442,000
                                                    -------------  -------------
                                                    $ 18,004,283   $ 17,703,580
                                                    =============  =============
             LIABILITIES
Reported and unreported claims payable              $  6,181,987   $  5,831,471
Unearned premiums and administration fees              1,383,707      1,026,511
Accounts payable and accrued expenses                  1,035,519      1,712,748
Dividends payable                                         69,930              0
Contingency reserves payable                           1,400,000      1,300,000
                                                    -------------  -------------
  Total current liabilities                         $ 10,071,143   $  9,870,730
Contingency reserves payable                           1,980,243      1,575,472
                                                    -------------  -------------
  Total liabilities                                 $ 12,051,386   $ 11,446,202
                                                    -------------  -------------
Minority interest in subsidiaries                   $      7,092   $    349,331
                                                    -------------  -------------
        STOCKHOLDERS' EQUITY
Class A preferred stock, issued 1,204 shares        $     12,020   $     11,790
Class B preferred stock, issued 1,300 shares               1,300          1,300
Class C common stock, issued 1,505,760 shares             15,058         15,058
Additional paid-in capital                             3,749,342      3,749,342
Retained earnings                                      2,997,936      2,960,959
Accumulated other comprehensive income                      (672)        (1,223)
Treasury Stock, Class C common stock                    (829,179)      (829,179)
                                                    -------------  -------------
                                                    $  5,945,805   $  5,908,047
                                                    -------------  -------------
                                                    $ 18,004,283   $ 17,703,580
                                                    =============  =============

See Notes to Consolidated Financial Statements.                            2

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                               Three Months Ended March 31,
                                      2001          2000
Revenues:
  Premiums, net of reins. ceded  $ 13,267,188  $  9,696,608
  Third party administration fees     937,317       826,684
  Investment income                   200,346       125,411
  Other income                        204,903       163,934
                                 ------------- -------------
     Total revenues              $ 14,609,754  $ 10,812,637
                                 ------------- -------------
Operating expenses:
  Claims incurred,
    net of reins. recoveries     $ 11,658,449  $  7,380,452
  Personnel expense                 1,188,362     1,009,817
  Commissions                         596,919       441,231
  Professional fees expense           293,731       275,285
  Office expense                      163,321       108,256
  Advertising                          93,432        87,720
  Occupancy expense                   184,813       196,999
  State insurance taxes               148,829       108,700
  Other general and
    administrative expenses           267,704       167,512
                                 ------------- -------------
     Total operating expenses    $ 14,595,560  $  9,775,972
                                 ------------- -------------

Income before income taxes
  and minority interest          $     14,194  $  1,036,665

Income taxes (benefit)                (78,250)      356,685
                                 ------------- -------------
Income before minority interest  $     92,444  $    679,980
Minority interest in income
  (loss) of subsidiaries              (14,463)          746
                                 ------------- -------------
     Net income                  $    106,907  $    679,234
                                 ============= =============

Earnings per common share        $       0.08  $       0.47
                                 ============= =============

Weighted average number of
  common shares outstanding         1,398,607     1,432,948
                                 ============= =============

See Notes to Consolidated Financial Statements.

                        SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                   CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                         THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

                                                           Accumulated
                                  Additional                  Other
                        Capital    Paid-In      Retained  Comprehensive Treasury
                         Stock     Capital      Earnings   Income(Loss)   Stock       Total
Balance,
December 31, 2000       $28,148   $3,749,342   $2,960,959   $ (1,223)  $(829,179)  $5,908,047
  Issuance of Class A
    preferred stock         230           --           --         --          --          230
  Redemption of Class A
    preferred stock          --           --           --         --          --           --
  Treasury stock
    purchased at cost        --           --           --         --          --           --
  Dividends on
    Class C common
    stock                    --           --      (69,930)        --          --      (69,930)
  Comprehensive income:
    Net income               --           --      106,907         --          --
    Net change in un-
      realized loss on
      securities avail-
      able for sale          --           --           --        551          --
    Comprehensive income     --           --           --         --          --      107,458
                        --------  -----------  -----------  ---------  ----------  -----------
Balance, March 31, 2001 $28,378   $3,749,342   $2,997,936   $   (672)  $(829,179)  $5,945,805
                        ========  ===========  ===========  =========  ==========  ===========

See Notes to Consolidated Financial Statements.

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months Ended March 31,
                                                                  2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $    106,907   $    679,234
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                                  69,688         82,164
    Minority interest in income (loss) of subsidiaries           (14,463)           746
    Amortization of discounts and premiums on investments, net   (32,756)       (37,495)
    Loss on disposal of equipment                                     --         11,659
    Loss on sale of investments                                       --         27,437
    Decrease in receivables                                      877,126         86,176
    Decrease in prepaids and other assets                         10,007         25,716
    (Increase) decrease in deferred income taxes                  93,600        (26,900)
    Increase in reported and unreported claims payable           350,516         51,025
    Increase in unearned premiums and administration fees        357,196        348,871
    Increase (decrease) in accounts payable
      and accrued expenses                                      (677,229)       209,318
    Increase in contingency reserve payable                      504,771        288,363
                                                            -------------  -------------
Net cash provided by operating activities                   $  1,645,363   $  1,746,314
                                                            -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available for sale                 $     (1,849)  $     (6,081)
  Held to maturity securities:
    Matured                                                           --        466,393
    Purchased                                                         --             --
  Repayments on collateralized mortgage obligations                   --            841
  Proceeds from maturities of certificates of deposit            300,000        400,000
  Proceeds from sale of securities available for sale                 --             --
  Purchase of certificates of deposit                           (300,000)      (400,000)
  Decrease in contracts with life insurance companies              2,010          2,010
  Purchase of property and equipment                             (44,407)       (47,653)
  Proceeds from the sale of property and equipment                    --             --
                                                            -------------  -------------
Net cash (used in) provided by investing activities         $    (44,246)   $   415,510
                                                            -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of capital stock                   $        230   $        150
  Redemption of capital stock                                         --             --
  Payment of dividends                                                --            --
  Purchase of treasury stock                                          --             --
  Distribution to minority shareholders of subsidiary           (327,776)            --
                                                            -------------  -------------
Net cash provided by (used in) financing activities         $   (327,546)  $        150
                                                            -------------  -------------
Increase in cash and cash equivalents                       $  1,273,571   $  2,161,974
CASH AND CASH EQUIVALENTS
Beginning                                                      7,439,514      5,494,336
                                                            -------------  -------------
Ending                                                      $  8,713,085   $  7,656,310
                                                            =============  =============

See Notes to Consolidated Financial Statements.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.  BASIS OF PRESENTATION

The consolidated financial statements of South Dakota State Medical Holding Company, Incorporated, d/b/a DAKOTACARE, (the "Company") and its wholly-owned subsidiaries, DAKOTACARE Administrative Services, Incorporated
(DAS), and DAKOTACARE Insurance Ltd. (DIL), its 50.11% owned subsidiary, Dakota Health Plans, Incorporated (DHP),and its 69.25% owned subsidiary, Carewest, Inc. (CW) contained in this report are unaudited but reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial information for the periods presented and are not necessarily indicative of the results to be expected for the full year.


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

4.  SEGMENT INFORMATION

The Company has three reportable segments:  Health Maintenance Organization
(HMO), Third Party Administration (TPA) and Reinsurance. The HMO segment consists of the operations of the Company. The Company is a South Dakota licensed HMO engaged in the development of comprehensive health care delivery systems. The TPA segment consists of the operations of DAS, DHP and CW. These subsidiaries are TPA's of health care plans for independent employer companies. The reinsurance segment consists of the operations of DIL. DIL's primary activity is in providing reinsurance quota share excess medical stop loss coverage to DAS's self funded customers.

The Company evaluates performance and allocates resources based on net income determined under generally accepted accounting principles. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies as indicated in the Company's 2000 Annual Consolidated Financial Statements. The Company allocates payroll costs incurred based on the activities of admitting new enrollees and in adjudicating claims. The HMO segment profit includes the equity in earnings
(loss) of the TPA and reinsurance segments. Intersegment revenues primarily relate to equipment rental charges which are based on the depreciation on the underlying assets.

The Company's reportable segments are derived from the operations of the Company and subsidiaries that offer different products. The reportable segments are managed separately because they provide distinct services.

For the Three Months Ended March 31, 2001

---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 13,417,312  $ 1,011,756  $ 147,686    $ 14,576,754
Intersegment revenues                        --       50,111         --          50,111
Segment profit (loss)                   106,907      (65,081)    83,618         125,444
Segment assets                       17,574,596    1,228,292    587,594      19,390,482

The total segment profit is greater than the consolidated net income by $18,537 because the equity in net income of subsidiaries has not been eliminated from the individual segment amounts.


For the Three Months Ended March 31, 2000
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

5.  LITIGATION

During 1998, a substantial claim was filed against the Company in circuit court which alleges wrongful non-renewal of a sales agency contract and seeks compensatory and punitive damages. As of May 2001, the lawsuit is in the discovery stage. Management believes the lawsuit is without merit and the Company will vigorously defend itself in this matter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company markets its products under the tradename of DAKOTACARE. Its products include group managed health care products such as HMO products and cafeteria plan administration and workers compensation managed care services. Its subsidiaries' (DAS, DHP and CW) products are managed care and claims administration services for self-insured employer groups. Its subsidiary, DIL, accepts reinsurance risk on some of DAS's self-funded and insured customers' life and stop-loss insurance policies. The Company and its subsidiaries DAS and CW, market their products through a network of independent insurance agents throughout South Dakota.

The Company contracts with over 98% of the physicians in the state of South Dakota, 100% of the hospitals in the state of South Dakota, and many other health care providers to provide medical services to its enrollees. At
March 31, 2001, the Company's HMO enrollment is approximately 31,200 enrollees, while its subsidiaries DAS and CW have enrollment of approximately 62,600 enrollees under their Administrative Services Only (ASO) business. DHP currently has no enrollees and is in the process of formally dissolving.

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


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

General
The Company's net income decreased $572,327 to net income of $106,907 for the three months ended March 31, 2001, as compared to net income of $679,234 for the three months ended March 31, 2000. This decrease was primarily due to a net increase in operating expenses and income taxes of $4,384,653, which was offset by an increase in total revenues of $3,797,117.


Revenues
Total revenues increased $3,797,117, or 35.12%, for the three months ended March 31, 2001, as compared to March 31, 2000. The revenues from the net premiums generated by the health maintenance organization increased $3,623,927, or 37.64%. This increase is attributable to a 25.83% increase in the number of enrollees and a 9.73% increase in the premiums earned per enrollee for the three months ended March 31, 2001, as compared to March 31, 2000. Revenues from the third party administration(TPA) fees increased by $110,633 due to the net increase in enrollment and investment income increased by $74,935 due to increased invested assets and higher yields when compared to the quarter ended March 31, 2000.


Operating Expenses
Total operating expenses increased $4,819,588, or 49.30%, for the three months ended March 31, 2001, as compared to March 31, 2000. This was due to an an increase in claims incurred, personnel expenses, commissions, state insurance taxes, office expense and other general and administrative expenses. All other operating expenses had only minimal changes when compared to the prior year's three month period.

Net claims expense generated by the health maintenance organization increased $4,277,997, or 57.96%. Average claims expense per enrollee increased 27.82% for the three months ended March 31, 2001, as compared to March 31, 2000, while the number of enrollees increased 25.83%. Personnel expense increased $178,545, or 17.68% for the three months ended March 31, 2001, as compared to March 31, 2000. This is due to increased number of personnel and the fact that salary increases given in the second quarter of 2000 increased the quarter of March 2001 when compared to the quarter of March 2000. Commissions and state insurance taxes for the Company increased $195,817, or 35.61%, for the three months ended March 31, 2001, as compared to March 31, 2000. These accounts are directly related to premium income and increased due to the increase in premiums. Office expenses increased $55,065, or 50.87% for the three months ended March 31, 2001 as compared to March 31, 2000. The increase was due to increases in postage and printing costs, but was offset by a reduction in telephone expenses. As the number of groups increase the amount of mail and production materials are increased. Also, the prior year's postage costs were less as a result of a large prepaid postage amount to start the prior period. Telephone costs were reduced due to the fact that the prior year's costs includes changing carriers, which added additional start up costs.
Other general and administrative expenses increased $100,192, or 59.81% when compared to the first quarter of 2000. This increase was due to an increase in software licensing fees which wasn't incurred until the second quarter in 2000 as compared to the first quarter of 2001. Thus, timing of the incurred item was the only major difference.


Income Taxes
Income tax expense represents a negative 551.29% and 34.41% of income before income taxes and minority interest for the three months ended March 31, 2001 and 2000, respectively. The large negative percentage is magnified in the current period from the very small amount of income before income taxes and minority interest. A valuation allowance of $82,000 for deferred tax assets was recorded at December 31, 2000, and for the three months ended March 31, 2001, the valuation allowance recorded is $53,400. This decreased by $28,600 since December 31, 2000, which resulted in a lower income tax provision for the current three month period than expected.

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


PART II:  OTHER INFORMATION

Item 1. Legal Proceedings
  See Footnote 5 in the Consolidated Notes to the Financial Statements

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

South Dakota State Medical Holding Company, Incorporated
                     (Registrant)



Date:_05/15/2001___                 By:   _/s/L. Paul Jensen_____
                                          L. Paul Jensen
                                          Chief Executive Officer
                                          (Duly Authorized Officer)


Date:_05/15/2001___                 By:   _/s/Kirk J. Zimmer_____
                                          Kirk J. Zimmer
                                          Senior Vice President
                                          (Principal Financial Officer)