Form 10-Q
period 2001-06-30
SD STATE MEDICAL HOLDING CO INC
filed 2001-08-14
CIK 919176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2001

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
YES X    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                            Outstanding at August 9, 2001
Class C Common Stock                              1,365,604

  SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
                               FORM 10-Q

                                 INDEX

                                                                 Page Number

Part 1.  Financial Information (unaudited)

   Item 1.  Financial Statements

     Consolidated Balance Sheets at
     June 30, 2001 and December 31, 2000                             2

     Consolidated Statements of Operations for
     the Three and Six Months Ended June 30, 2001 and 2000           3

     Consolidated Statement of Stockholders' Equity
     for the Six Months Ended June 30, 2001                          4

     Consolidated Statements of Cash Flows
     for the Six Months Ended June 30, 2001 and 2000                 5

     Notes to Consolidated Financial Statements                    6-8

   Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations               8-11

   Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk                                       11

Part II.  Other Information                                         12

   Item 1.  Legal Proceedings                                       12

   Item 2.  Changes in Securities                                   12

   Item 3.  Default Upon Senior Securities                          12

   Item 4.  Submission of Matters to a Vote
            of Security Holders                                     12

   Item 5.  Other Information                                       12

   Item 6.  Exhibits and Reports on Form 8-K                        12

   Signatures                                                       13



                       PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                            CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                       June 30,     December 31,
             ASSETS                                      2001           2000
Cash and cash equivalents                           $  9,185,522   $  7,439,514
Investments in securities held to maturity               538,680        455,018
Certificates of deposit                                  500,000        500,000
Receivables                                              791,214      1,869,688
Prepaids and other assets                                 86,287        101,430
Deferred income taxes                                    738,800        811,000
                                                    -------------  -------------
  Total current assets                              $ 11,840,503   $ 11,176,650
                                                    -------------  -------------
Investment in securities held to maturity           $  4,840,745   $  4,205,220
Investments in securities available for sale             129,200        125,400
Pledged certificates of deposit                          700,000        700,000
Certificate of deposit                                    50,000         50,000
Contracts with life insurance companies                   96,100        101,119
                                                    -------------  -------------
  Total long-term investments                       $  5,816,045   $  5,181,739
                                                    -------------  -------------
Property and equipment, net of accum. depreciation  $    834,807   $    903,191
                                                    -------------  -------------
Deferred income taxes                               $    412,200   $    442,000
                                                    -------------  -------------
                                                    $ 18,903,555   $ 17,703,580
                                                    =============  =============
             LIABILITIES
Reported and unreported claims payable              $  6,449,006   $  5,831,471
Unearned premiums and administration fees              1,200,932      1,026,511
Accounts payable and accrued expenses                  1,370,246      1,712,748
Dividends payable                                              0              0
Contingency reserves payable                           1,400,000      1,300,000
                                                    -------------  -------------
  Total current liabilities                         $ 10,420,184   $  9,870,730
Contingency reserves payable                           2,501,204      1,575,472
                                                    -------------  -------------
  Total liabilities                                 $ 12,921,388   $ 11,446,202
                                                    -------------  -------------
Minority interest in subsidiaries                   $    (19,982)  $    349,331
                                                    -------------  -------------
        STOCKHOLDERS' EQUITY
Class A preferred stock, issued 1,219 shares        $     12,190   $     11,790
Class B preferred stock, issued 1,300 shares               1,300          1,300
Class C common stock, issued 1,505,760 shares             15,058         15,058
Additional paid-in capital                             3,749,342      3,749,342
Retained earnings                                      3,554,509      2,960,959
Accumulated other comprehensive income                    (1,071)        (1,223)
Treasury Stock, Class C common stock                  (1,329,179)      (829,179)
                                                    -------------  -------------
                                                    $  6,002,149   $  5,908,047
                                                    -------------  -------------
                                                    $ 18,903,555   $ 17,703,580
                                                    =============  =============

See Notes to Consolidated Financial Statements.                            2

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                Three Months Ended June 30,   Six Months Ended June 30,
                                      2001          2000          2001          2000
Revenues:
  Premiums, net of reins. ceded  $ 14,041,055  $ 10,413,559  $ 27,308,243  $ 20,110,167
  Third party administration fees     888,071       819,092     1,825,388     1,645,776
  Investment income                   178,895       196,102       379,241       321,513
  Other income                        273,686       183,637       478,589       347,571
                                 ------------- ------------- ------------- -------------
     Total revenues              $ 15,381,707  $ 11,612,390  $ 29,991,461  $ 22,425,027
                                 ------------- ------------- ------------- -------------
Operating expenses:
  Claims incurred,
    net of reins. recoveries     $ 11,680,324  $  7,774,623  $ 23,338,773  $ 15,155,075
  Personnel expense                 1,319,711     1,045,681     2,508,073     2,055,498
  Commissions                         569,882       417,008     1,166,801       858,239
  Professional fees expense           226,803       224,382       520,534       499,667
  Office expense                      173,125       215,382       336,446       323,638
  Advertising                          96,459       192,892       189,891       280,612
  Occupancy expense                   201,223       188,360       386,036       385,359
  State insurance taxes               149,604       134,878       298,433       243,578
  Other general and
    administrative expenses            48,477       128,942       316,181       296,454
                                 ------------- ------------- ------------- -------------
     Total operating expenses    $ 14,465,608  $ 10,322,148    29,061,168    20,098,120
                                 ------------- ------------- ------------- -------------

Income before income taxes
  and minority interest          $    916,099  $  1,290,242  $    930,293  $  2,326,907

Income taxes                          389,600       499,000       311,350       855,685
                                 ------------- ------------- ------------- -------------
Income before minority
  interest                       $    526,499  $    791,242  $    618,943  $  1,471,222
Minority interest in income (loss)
  of subsidiaries                     (30,074)        2,370       (44,537)        3,116
                                 ------------- ------------- ------------- -------------
     Net income                  $    556,573  $    788,872  $    663,480  $  1,468,106
                                 ============= ============= ============= =============

Earnings per common share        $       0.40  $       0.55  $       0.48  $       1.03
                                 ============= ============= ============= =============

Weighted average number of
  common shares outstanding         1,387,727     1,421,627     1,393,137     1,427,288
                                 ============= ============= ============= =============

See Notes to Consolidated Financial Statements.

                        SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                   CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                          SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

                                                       Accumulated
                                 Additional               Other
                       Capital   Paid-In     Retained  Comprehensive  Treasury
                        Stock    Capital     Earnings   Income(Loss)   Stock       Total
Balance,
December 31, 2000       $28,148  $3,749,342  $2,960,959  $  (1,223) $  (829,179) $5,908,047
  Issuance of Class A
    preferred stock         400          --          --         --           --         400
  Redemption of Class A
    preferred stock          --          --          --         --           --          --
  Treasury stock
    purchased at cost        --          --          --         --     (500,000)   (500,000)
  Dividends on
    Class C common
    stock                    --          --     (69,930)        --           --     (69,930)
 Comprehensive income:
    Net income               --          --     663,480         --           --
    Net change in un-
      realized loss on
      securities avail-
      able for sale          --          --          --        152           --
    Comprehensive income     --          --          --         --           --     663,632
                        -------- ----------- -----------  --------- ------------ -----------
Balance, June 30, 2001  $28,548  $3,749,342  $3,554,509   $  (1071) $(1,329,179) $6,002,149
                        ======== =========== ===========  ========= ============ ===========

See Notes to Consolidated Financial Statements.

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended June 30,
                                                                  2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $    663,480   $  1,468,106
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                                 140,751        165,678
    Minority interest in (loss) income of subsidiaries           (44,537)         3,115
    Amortization of discounts and premiums on investments, net   (66,056)       (71,204)
    Loss on disposal of equipment                                     --         11,659
    Loss on sale of investments                                       --         27,437
    Decrease (increase) in receivables                         1,078,474       (136,115)
    Decrease in prepaids and other assets                         15,143         34,513
    Decrease (increase) in deferred income taxes                 102,000        (26,900)
    Increase in reported and unreported claims payable           617,535         59,672
    Increase in unearned premiums and administration fees        174,421        451,373
    (Decrease) increase in accounts payable
      and accrued expenses                                      (342,502)       350,010
    Increase in contingency reserve payable                    1,025,732        640,511
                                                            -------------  -------------
Net cash provided by operating activities                   $  3,364,441   $  2,977,855
                                                            -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available for sale                 $     (3,648)  $     (8,377)
  Held to maturity securities:
    Matured                                                      410,000        291,956
    Purchased                                                 (1,065,221)            --
  Repayments on collateralized mortgage obligations                2,090          1,338
  Proceeds from maturities of certificates of deposit            450,000        500,000
  Proceeds from sale of securities available for sale                 --        174,932
  Purchase of certificates of deposit                           (450,000)      (500,000)
  Decrease in contracts with life insurance companies              5,019          4,020
  Purchase of property and equipment                             (72,367)       (66,947)
  Proceeds from the sale of property and equipment                    --             --
                                                            -------------  -------------
Net cash (used in) provided by investing activities         $   (724,127)   $   396,922
                                                            -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of capital stock                   $        400   $        270
  Redemption of capital stock                                         --             --
  Payment of dividends                                           (69,930)            --
  Purchase of treasury stock                                    (500,000)      (250,000)
  Distribution to minority shareholders of subsidiary           (324,776)            --
                                                            -------------  -------------
Net cash (used in) financing activities                     $   (894,306)  $   (249,730)
                                                            -------------  -------------
Increase in cash and cash equivalents                       $  1,746,008   $  3,125,047
CASH AND CASH EQUIVALENTS
Beginning                                                      7,439,514      5,494,336
                                                            -------------  -------------
Ending                                                      $  9,185,522   $  8,619,383
                                                            =============  =============

See Notes to Consolidated Financial Statements.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.  BASIS OF PRESENTATION

The consolidated financial statements of South Dakota State Medical Holding Company, Incorporated, d/b/a DAKOTACARE, (the "Company") and its wholly-owned subsidiaries, DAKOTACARE Administrative Services, Incorporated
(DAS), and DAKOTACARE Insurance Ltd. (DIL), its 50.11% owned subsidiary, Dakota Health Plans, Incorporated (DHP),and its 66.75% owned subsidiary, Carewest, Inc. (CW) contained in this report are unaudited but reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial information for the periods presented and are not necessarily indicative of the results to be expected for the full year.


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

For the Three Months Ended June 30, 2001

---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 14,290,626  $   991,586  $  95,837    $ 15,378,049
Intersegment revenues                        --       62,052         --          62,052
Segment profit (loss)                   556,573      (57,036)    30,620         530,157
Segment assets                       18,566,914    1,155,457    599,233      20,321,604

The total segment profit is less than the consolidated net income by $26,416 because the equity in net loss of subsidiaries has not been eliminated from the individual segment amounts.

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

For the Six Months Ended June 30, 2001
---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 27,707,938  $ 2,003,342  $ 243,523    $ 29,954,803
Intersegment revenues                        --      112,163         --         112,163
Segment profit (loss)                   663,480     (122,117)   114,238         655,601
Segment assets                       18,566,914    1,155,457    599,233      20,321,604

The total segment profit is less than the consolidated net income by $7,879 because the equity in net loss of subsidiaries has not been eliminated from the individual segment amounts.

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

5.  LITIGATION


On September 9, 1998, a claim against the Company was filed in the 2nd Circuit Court of South Dakota by Sioux Agency, Inc., D. Greg Heineman and Roger D. Larsen, who are all stockholders of the Company, and by Williams Insurance Agency, Inc., a non-stockholder of the Company. The claim alleged wrongful non-renewal of a sales agency contract and sought both compensatory and punitive damages. This lawsuit was settled in July, 2001, under a confidentiality provision between the parties. The amount of settlement will effect the third quarter results of operations and related cash flows. The settlement will effect both the segment profit for the HMO and TPA segments.

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

The Company contracts with over 98% of the physicians in the state of South Dakota, 100% of the hospitals in the state of South Dakota, and many other health care providers to provide medical services to its enrollees. At
June 30, 2001, the Company's HMO enrollment is approximately 32,100 enrollees, while its subsidiaries DAS and CW have enrollment of approximately 63,500 enrollees under their Administrative Services Only (ASO) business. DHP currently has no enrollees and is in the process of formally dissolving.

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


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

General
The Company's net income decreased $232,299 to net income of $556,573 for the three months ended June 30, 2001, as compared to net income of $788,872 for the three months ended June 30, 2000. This decrease was primarily due to net increase in operating expenses of $4,143,460, which was offset by a decrease in income taxes of $109,400, and an increase in total revenues of $3,769,317.


Revenues
Total revenues increased $3,769,317, or 32.46%, for the three months ended June 30, 2001, as compared to June 30, 2000. The revenues from the net premiums generated by the health maintenance organization increased $3,694,769, or 36.04%. This increase is attributable to a 24.60% increase in the number of enrollees and a 9.19% increase in the premiums earned per enrollee for the three months ended June 30, 2001, as compared to June 30, 2000. Revenues from the third party administration(TPA) fees increased by $68,979 due to the net increase in enrollment. Investment income decreased by $17,207 due to lower yields overall. The reduction in income due to the lower yields was offset by an increase in invested assets when compared to the quarter ended June 30, 2000.

Operating Expenses
Total operating expenses increased $4,143,460, or 40.14%, for the three months ended June 30, 2001, as compared to June 30, 2000. This was due to an an increase in claims incurred, personnel expenses, and commissions. These increases were offset by a decrease in advertising, office expense, and other general and administrative expenses. All other operating expenses had only minimal changes when compared to the prior year's three month period.

Net claims expense generated by the health maintenance organization increased $3,993,266, or 51.80%. Average claims expense per enrollee increased 21.83% for the three months ended June 30, 2001, as compared to June 30, 2000, while the number of enrollees increased 24.60%. Personnel expense increased $274,030, or 26.21% for the three months ended June 30, 2001, as compared to June 30, 2000. This is due to increased number of personnel needed from the increased enrollment. Commissions increased $152,874, or 36.66% for the three months ended June 30, 2001, as compared to June 30, 2000. Enrollment increases of 24.60% in the health maintenance organization and enrollment increases of 10.28% in the TPA combined to increase commissions. Advertising expense decreased $96,433 for the three months ended June 30, 2001, as compared to June 30, 2000. This fluctuates each year based on the strategy and timing for spending our budgeted amount. The total amount budgeted for 2001 is about the same as last year's budget. Office expense decreased by $42,257, or 19.62%. The first quarter expense for 2001 was higher than the prior year by about the same amount. The variance is simply the timing that postage, printing and supplies were purchased within the year as compared to the prior year. For the year the current year expense is comparable to the prior year expense through the second quarter. Other general and administrative expenses decreased $80,465 for the three months ended June 30, 2001, as compared to June 30, 2000. The timing of fees for insurance costs and license and service fees were incurred in the first quarter and a reduction in the second quarter. For the year, these expenses are comparable with the totals for the first half of 2000.

Income Taxes
Income tax expense represents 42.53% and 38.67% of income before income taxes and minority interest for the three months ended June 30, 2001 and 2000, respectively.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

General
The Company's net income decreased $804,626 to net income of $663,480 for the six months ended June 30, 2001, as compared to net income of $1,468,106 for the six months ended June 30, 2000. This decrease was primarily due to a net increase in operating expenses of $8,963,048, which was offset by a decrease in income taxes of $544,335 and an increase in total revenues of $7,566,434.

Revenues
Total revenues increased $7,566,434, or 33.74%, for the six months ended June 30, 2001, as compared to June 30, 2000. The revenues from the net premiums generated by the health maintenance organization increased $7,311,922, or 37.02%. This increase is attributable to a 25.20% increase in the number of enrollees and a 9.45% increase in the premiums earned per enrollee for the six months ended June 30, 2001, as compared to June 30, 2000. Revenues from the TPA fees increased by $179,612 due to the net increase in enrollment. Investment income increased by $57,728 when compared to the six months ended June 30, 2000. This overall increase is due to increased invested assets, but was somewhat offset by lower yields.

Operating Expenses
Total operating expenses increased $8,963,048, or 44.60%, for the six months ended June 30, 2001, as compared to June 30, 2000. This was due to an an increase in claims incurred, personnel expenses, commissions, and state insurance taxes, but was offset by decreased advertising costs. All other operating expenses had only minimal variances when compared to the prior year's six month period.

Net claims expense generated by the health maintenance organization increased $8,414,152, or 56.18%. Average claims expense per enrollee increased 24.75% for the six months ended June 30, 2001, as compared to June 30, 2000, while the number of enrollees increased 25.20%. Personnel expense increased $452,575, or 22.02% for the six months ended June 30, 2001, as compared to June 30, 2000. This is due to increased number of personnel needed for the increased enrollees and services provided. Commissions increased $308,562, or 35.95%, for the six months ended June 30, 2001, as compared to June 30, 2000. Enrollment increases of 25.20% in the health maintenance organization and enrollment increases of 10.00% in the TPA combined to increase commissions. State insurance taxes increased $54,855, or 22.52% for the six months ended June 30, 2001, as compared to June 30, 2000. This expense is directly related to the amount of premium income from the health maintenance organization, which also increased significantly. Advertising decreased by $90,721 for the six months ended June 30, 2001, as compared to June 30, 2000. This fluctuates each year based on the strategy and timing for spending our budgeted amount. The total amount budgeted for 2001 is about the same as last year's budget.

Income Taxes
Income tax (benefit) expense represents 33.47% and 36.77% of (loss) income before income taxes and minority interest for the six months ended
June 30, 2001 and 2000, respectively.


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

Net cash provided by operating activities increased by $386,586 to $3,364,441 for the six months ended June 30, 2001, as compared to June 30, 2000. The increase in cash provided by operations was mainly attributable to net income, a decrease in receivables and deferred income taxes and an increase in reported and unreported claims payable and contingency reserves payable. The cash provided by these changes were somewhat offset by the decrease in accounts payable and accrued expenses for the six months ended June 30, 2001. The decrease in receivables was due to the collection of receivables from the prior year end. Reported and unreported claims payable have increased since the increase in enrollment has required additional reserves. There were no payment of contingency reserves payable to physicians for the six months ended June 30, 2001, which caused the large increase in contingency reserves payable. Accounts payable and accrued expenses decreased due to a payment of a large payable from the prior year end.

Cash flows used in investing activities were mainly the purchase of securities and certificates of deposits. Securities which matured somewhat offset the cash spent on purchasing the new securities and the certificates of deposits which matured were simply rolled into new certificates of deposits. The purchase of property and equipment also reduced the cash flows.

Cash flows used in financing activities included the purchase of $500,000 of treasury stock and the distribution of cash for equity to minority shareholders of a subsidiary in the amount of $324,776.

The Company is not contractually obligated to pay out the contingency reserves withheld but has historically elected to pay out a majority of the amounts withheld. Dividends in the amount of $69,930 have been paid for the six months ended June 30, 2001. Future dividend payment is dependent on operations and liquidity of the Company. The Company believes that cash flows generated by operations, withholding of contingency reserves payable, cash on hand, and short-term investment balances will be sufficient to fund operations, pay out the projected contingency reserves payable, and pay dividends on the Class C common stock.


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

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings
  On September 9, 1998, a claim against the Company was filed in the 2nd Circuit Court of South Dakota by Sioux Agency, Inc., D. Greg Heineman and Roger D. Larsen, who are all stockholders of the Company, and by Williams Insurance Agency, Inc., a non-stockholder of the Company. The claim alleged wrongful non-renewal of a sales agency contract and sought both compensatory and punitive damages. This lawsuit was settled in July, 2001, under a confidentiality provision between the parties.

Item 2. Changes in Securities
  None

Item 3. Default Upon Senior Securities
  None

Item 4. Submission of Matters to a Vote of Security Holders
  The Annual Meeting of Stockholders was held June 7, 2001. Four Directors were elected to serve through the annual meeting of 2004.

Item 5. Other Information
  In February 1998, the Company's Board of Directors adopted and implemented a Stock Repurchase Program (Program) as a service to the Company's shareholders to facilitate liquidity for Class C common stock (Common Stock) in the event of death, disability or retirement of a shareholder. Participation in the Program is voluntary. No shareholder is required to sell his or her shares of Common Stock under the Program, nor is the Company required to purchase any Common Stock under the Program. The purchase and sale of Common Stock under the Program is subject to repurchase conditions as described in the Program.

As originally adopted, the Program contained an annual aggregate repurchase limit of the lesser of (i) $250,000 or (ii) five percent (5%) of the outstanding Common Stock. In October 2000, the Company's Board of Directors adopted, subject to receipt of the requisite regulatory approvals, a resolution to amend the annual aggregate repurchase limit under the Program to the lesser of (i) 500,000 or (ii) five percent (5%) of the outstanding Common Stock. Such amendment was adopted in effort to accommodate a larger percentage of subscribed eligible stockholders each year while still maintaining a fiscally responsible limit. The requisite regulatory approvals were obtained in June 2001, and the amended annual aggregate repurchase limit was used in connection with the 2001 annual repurchases.

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

South Dakota State Medical Holding Company, Incorporated
                     (Registrant)



Date:_08/14/2001___                 By:   _/s/L. Paul Jensen_____
                                          L. Paul Jensen
                                          Chief Executive Officer
                                          (Duly Authorized Officer)


Date:_08/14/2001___                 By:   _/s/Kirk J. Zimmer_____
                                          Kirk J. Zimmer
                                          Senior Vice President
                                          (Principal Financial Officer)