Form 10-Q
period 2001-09-30
SD STATE MEDICAL HOLDING CO INC
filed 2001-11-15
CIK 919176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2001

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

     Class                            Outstanding at November 6, 2001
Class C Common Stock                              1,365,604

  SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
                               FORM 10-Q

                                 INDEX

                                                                 Page Number

Part 1.  Financial Information (unaudited)

   Item 1.  Financial Statements

     Consolidated Balance Sheets at
     September 30, 2001 and December 31, 2000                        2

     Consolidated Statements of Operations for
     the Three and Nine Months Ended September 30, 2001 and 2000     3

     Consolidated Statement of Stockholders' Equity
     for the Nine Months Ended September 30, 2001                    4

     Consolidated Statements of Cash Flows
     for the Nine Months Ended September 30, 2001 and 2000           5

     Notes to Consolidated Financial Statements                    6-8

   Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations               8-12

   Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk                                       12

Part II.  Other Information                                         12

   Item 1.  Legal Proceedings                                       12

   Item 2.  Changes in Securities and Use of Proceeds               12

   Item 3.  Defaults Upon Senior Securities                         12

   Item 4.  Submission of Matters to a Vote
            of Security Holders                                     12

   Item 5.  Other Information                                       12

   Item 6.  Exhibits and Reports on Form 8-K                        12

   Signatures                                                       13



                       PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                            CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                    September 30,   December 31,
             ASSETS                                      2001           2000
-------------------------------------------------------------------------------
Cash and cash equivalents                           $  9,633,513   $  7,439,514
Investments in securities held to maturity               874,454        455,018
Certificates of deposit                                  500,000        500,000
Receivables                                              985,244      1,869,688
Prepaids and other assets                                 81,287        101,430
Deferred income taxes                                    725,000        811,000
                                                    -------------  -------------
  Total current assets                                12,799,498     11,176,650
                                                    -------------  -------------
Investment in securities held to maturity              4,142,248      4,205,220
Investments in securities available for sale             133,900        125,400
Pledged certificates of deposit                          700,000        700,000
Certificate of deposit                                    50,000         50,000
Contracts with life insurance companies                   94,090        101,119
                                                    -------------  -------------
  Total long-term investments                          5,120,238      5,181,739
                                                    -------------  -------------
Property and equipment, net of accum. depreciation       773,848        903,191
                                                    -------------  -------------
Deferred income taxes                                    415,800        442,000
                                                    -------------  -------------
                                                    $ 19,109,384   $ 17,703,580
                                                    =============  =============
             LIABILITIES
Reported and unreported claims payable              $  6,903,054   $  5,831,471
Unearned premiums and administration fees              1,033,976      1,026,511
Accounts payable and accrued expenses                  1,369,603      1,712,748
Contingency reserves payable                           1,400,000      1,300,000
                                                    -------------  -------------
  Total current liabilities                           10,706,633      9,870,730
Contingency reserves payable                           3,050,597      1,575,472
                                                    -------------  -------------
  Total liabilities                                   13,757,230     11,446,202
                                                    -------------  -------------
Minority interest in subsidiaries                        (50,208)       349,331
                                                    -------------  -------------
        STOCKHOLDERS' EQUITY
Class A preferred stock, issued 1,280 and 1,179 shares    12,800         11,790
Class B preferred stock, issued 1,300 shares               1,300          1,300
Class C common stock, issued 1,505,760 shares             15,058         15,058
Additional paid-in capital                             3,749,342      3,749,342
Retained earnings                                      2,951,219      2,960,959
Accumulated other comprehensive income (loss)              1,822         (1,223)
Less cost of Class C common treasury stock,
    2001 140,156 shares, 2000 107,153 shares          (1,329,179)      (829,179)
                                                    -------------  -------------
                                                       5,402,362      5,908,047
                                                    -------------  -------------
                                                    $ 19,109,384   $ 17,703,580
                                                    =============  =============

See Notes to Consolidated Financial Statements.                            2

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                               Three Months Ended Sept. 30,  Nine Months Ended Sept. 30,
                                      2001          2000          2001          2000
----------------------------------------------------------------------------------------
Revenues:
  Premiums, net of reins. ceded  $ 15,076,182  $ 11,115,766  $ 42,384,425  $ 31,225,933
  Third party administration fees   1,014,798       844,946     2,840,186     2,490,722
  Investment income                   164,574       217,913       543,815       539,426
  Other income                        279,058       171,736       757,647       519,307
                                 ------------- ------------- ------------- -------------
     Total revenues                16,534,612    12,350,361    46,526,073    34,775,388
                                 ------------- ------------- ------------- -------------
Operating expenses:
  Claims incurred,
    net of reins. recoveries       12,592,451     8,992,386    35,931,224    24,147,461
  Personnel expense                 1,324,840     1,088,253     3,832,913     3,143,751
  Commissions                       2,494,055       462,112     3,660,856     1,320,351
  Professional fees expense           183,111       201,560       703,645       701,227
  Office expense                      182,634       163,447       519,080       487,085
  Advertising                         105,458        48,538       295,349       329,150
  Occupancy expense                   221,083       195,240       607,119       580,599
  State insurance taxes               188,770       137,866       487,203       381,444
  Other general and
    administrative expenses           114,091       129,093       430,272       425,547
                                 ------------- ------------- ------------- -------------
     Total operating expenses      17,406,493    11,418,495    46,467,661    31,516,615
                                 ------------- ------------- ------------- -------------

Income (loss) before income taxes
  and minority interest              (871,881)      931,866        58,412     3,258,773

Income taxes (benefit)               (241,177)      280,300        70,173     1,135,985
                                 ------------- ------------- ------------- -------------
Income (loss) before minority
  interest                           (630,704)      651,566       (11,761)    2,122,788
Minority interest in income (loss)
  of subsidiaries                     (27,415)        4,092       (71,951)        7,208
                                 ------------- ------------- ------------- -------------
     Net income (loss)           $   (603,289) $    647,474  $     60,190  $  2,115,580
                                 ============= ============= ============= =============

Earnings (loss) per common share $      (0.44) $       0.46  $       0.04  $       1.49
                                 ============= ============= ============= =============

Weighted average number of
  common shares outstanding         1,365,604     1,398,607     1,383,859     1,417,658
                                 ============= ============= ============= =============

See Notes to Consolidated Financial Statements.

                        SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)

                                                       Accumulated
                                 Additional               Other
                       Capital   Paid-In     Retained  Comprehensive  Treasury
                        Stock    Capital     Earnings   Income(Loss)   Stock       Total
-------------------------------------------------------------------------------------------
Balance,
December 31, 2000       $28,148  $3,749,342  $2,960,959  $  (1,223) $  (829,179) $5,908,047
  Issuance of Class A
    preferred stock       1,010          --          --         --           --       1,010
  Treasury stock
    purchased at cost        --          --          --         --     (500,000)   (500,000)
  Dividends on
    Class C common
    stock ($0.05 per share)  --          --     (69,930)        --           --     (69,930)
 Comprehensive income:
    Net income               --          --      60,190         --           --
    Net change in un-
      realized loss on
      securities avail-
      able for sale          --          --          --      3,045           --
    Comprehensive income     --          --          --         --           --      63,235
                        -------- ----------- -----------  --------- ------------ -----------
Balance, Sept. 30, 2001 $29,158  $3,749,342  $2,951,219   $  1,822  $(1,329,179) $5,402,362
                        ======== =========== ===========  ========= ============ ===========

See Notes to Consolidated Financial Statements.

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Nine Months Ended Sept. 30,
                                                                  2001           2000
---------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $     60,190   $  2,115,580
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                                 211,484        251,024
    Minority interest in (loss) income of subsidiaries           (71,951)         7,208
    Amortization of discounts and premiums on investments, net  (103,332)      (102,607)
    Loss on disposal of equipment                                     --         11,659
    Loss on sale of investments                                       --         27,437
    Decrease (increase) in receivables                           884,444        (88,109)
    Decrease in prepaids and other assets                         20,143         78,013
    Decrease (increase) in deferred income taxes                 112,200        (48,600)
    Increase in reported and unreported claims payable         1,071,583        235,549
    Increase in unearned premiums and administration fees          7,465         89,704
    (Decrease) increase in accounts payable
      and accrued expenses                                      (343,145)       592,973
    Increase in contingency reserves payable                   1,575,125      1,030,548
                                                            -------------  -------------
Net cash provided by operating activities                      3,424,206      4,200,379
                                                            -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available for sale                       (5,455)       (11,188)
  Held to maturity securities:
    Matured                                                      810,000        441,956
    Purchased                                                 (1,065,221)    (1,484,233)
  Repayments on collateralized mortgage obligations                2,090          7,524
  Proceeds from maturities of certificates of deposit          1,100,000        900,000
  Proceeds from sale of securities available for sale                 --        174,932
  Purchase of certificates of deposit                         (1,100,000)    (1,100,000)
  Decrease in contracts with life insurance companies              7,029          7,029
  Purchase of property and equipment                             (82,141)      (100,302)
                                                            -------------  -------------
Net cash (used in) investing activities                         (333,698)    (1,164,282)
                                                            -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of capital stock                          1,010            560
  Payment of dividends                                           (69,930)            --
  Purchase of treasury stock                                    (500,000)      (250,000)
  Distribution to minority shareholders of subsidiary           (327,589)            --
                                                            -------------  -------------
Net cash (used in) financing activities                         (896,509)      (249,440)
                                                            -------------  -------------
Increase in cash and cash equivalents                          2,193,999      2,786,657
CASH AND CASH EQUIVALENTS
Beginning                                                      7,439,514      5,494,336
                                                            -------------  -------------
Ending                                                      $  9,633,513   $  8,280,993
                                                            =============  =============

See Notes to Consolidated Financial Statements.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.  BASIS OF PRESENTATION

The consolidated financial statements of South Dakota State Medical Holding Company, Incorporated, d/b/a DAKOTACARE, (the "Company") and its wholly-owned subsidiaries, DAKOTACARE Administrative Services, Incorporated
(DAS), and DAKOTACARE Insurance Ltd. (DIL), its 50.11% owned subsidiary, Dakota Health Plans, Incorporated (DHP),and its 66.75% owned subsidiary, Carewest, Inc. (CW) contained in this report are unaudited but reflect all adjustments, consisting only of normal recurring adjustments, and in the third quarter of 2001, the adjustment to record the settlement of litigation described in Note 5, which, in the opinion of management, are necessary for a fair presentation of the financial information for the periods presented and are not necessarily indicative of the results to be expected for the full year.


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

The Company evaluates performance and allocates resources based on net income determined under accounting principles generally accepted in the United States of America. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies as indicated in the Company's 2000 Annual Consolidated Financial Statements. The Company allocates payroll costs incurred based on the activities of admitting new enrollees and in adjudicating claims. The HMO segment profit (loss) includes the equity in earnings (loss) of the TPA and reinsurance segments. Intersegment revenues primarily relate to equipment rental charges which are based on the depreciation on the underlying assets.

The Company's reportable segments are derived from the operations of the Company and subsidiaries that offer different products. The reportable segments are managed separately because they provide distinct services.

For the Three Months Ended September 30, 2001

---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 15,669,036  $ 1,096,380  $  72,420    $ 16,837,836
Intersegment revenues                        --       57,652         --          57,652
Segment profit (loss)                  (603,290)    (347,752)    17,114        (933,928)
Segment assets                       18,863,713      993,117    624,895      20,481,725

The total segment loss is greater than the consolidated net loss by $330,639 because the equity in net loss of subsidiaries has not been eliminated from the individual segment amounts.

For the Three Months Ended September 30, 2000
---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 11,281,985  $   895,027  $ 173,349    $ 12,350,361
Intersegment revenues                        --       65,985         --          65,985
Segment profit                          647,474       57,277     91,263         796,014
Segment assets                       16,884,862    1,712,664    501,039      19,098,565

The total segment profit is greater than the consolidated net income by $148,540 because the equity in net income of subsidiaries has not been eliminated from the individual segment amounts.



For the Nine Months Ended September 30, 2001
---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 43,376,974  $ 3,099,722  $ 315,943    $ 46,792,639
Intersegment revenues                        --      169,815         --         168,815
Segment profit (loss)                    60,190     (469,869)   131,352        (278,327)
Segment assets                       18,863,713      993,117    624,895      20,481,725

The total segment profit is less than the consolidated net income by $338,517 because the equity in net loss of subsidiaries has not been eliminated from the individual segment amounts.

For the Nine Months Ended September 30, 2000
---------------------------------------------------------------------------------------
                                        HMO           TPA    Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 31,588,557  $ 2,652,446  $ 534,385    $ 34,775,388
Intersegment revenues                        --      193,714         --         193,714
Segment profit                        2,115,580      128,141     64,325       2,308,046
Segment assets                       16,884,862    1,712,664    501,039      19,098,565

The total segment profit is greater than the consolidated net income by $192,466 because the equity in net income of subsidiaries has not been eliminated from the individual segment amounts.

5.  LITIGATION


On September 9, 1998, a claim against the Company was filed in the 2nd Circuit Court of South Dakota by Sioux Agency, Inc., D. Greg Heineman and Roger D. Larsen, who are stockholders of the Company, and by Williams Insurance
Agency, Inc., a non-stockholder of the Company. The claim alleged wrongful non-renewal of a sales agency contract and sought both compensatory and punitive damages. This lawsuit was settled in July, 2001, under a confidentiality provision between the parties. The amount of settlement is included in the third quarter results of operations and related cash flows. The settlement expense is also included and allocated between the HMO and TPA segments in determining segment income or loss for each.


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

The Company contracts with over 98% of the physicians in the state of South Dakota, 100% of the hospitals in the state of South Dakota, and many other health care providers to provide medical services to its enrollees. At September 30, 2001, the Company's HMO enrollment was approximately 34,400 enrollees, while its subsidiaries DAS and CW have enrollment of approximately 67,000 enrollees under their Administrative Services Only (ASO) business. DHP currently has no enrollees and is in the process of formally dissolving.

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


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

General
The Company's net income decreased $1,250,763 to a net loss of $603,289 for the three months ended September 30, 2001, as compared to net income of $647,474 for the three months ended September 30, 2000. This decrease was primarily due to a net increase in operating expenses of $5,987,998, which was offset by a decrease in income taxes of $521,477, and an increase in total revenues of $4,184,251.

Revenues
Total revenues increased $4,184,251, or 33.88%, for the three months ended September 30, 2001, as compared to September 30, 2000. The revenues from the net premiums generated by the health maintenance organization increased $4,051,441, or 36.99%. This increase is attributable to a 25.83% increase in the number of enrollees and a 9.24% increase in the premiums earned per enrollee for the three months ended September 30, 2001, as compared to September 30, 2000. Revenues from the third party administration(TPA) fees increased by $169,852 due to the net increase in enrollment and expanded services with existing enrollment. Investment income decreased by $53,339 due to lower yields overall. The reduction in income due to the lower yields was offset by an increase in invested assets when compared to the quarter ended September 30, 2000.

Operating Expenses
Total operating expenses increased $5,987,998, or 52.44%, for the three months ended September 30, 2001, as compared to September 30, 2000. This was due to an increase in claims incurred, personnel expenses, commissions, advertising, and state insurance taxes. All other operating expenses had only minimal changes when compared to the prior year's three month period.

Net claims expense generated by the health maintenance organization increased $3,632,248, or 40.31%. Average claims expense per enrollee increased 11.51% for the three months ended September 30, 2001, as compared to September 30, 2000, while the number of enrollees increased 25.83%. Personnel expense increased $236,587, or 21.74% for the three months ended
September 30, 2001, as compared to September 30, 2000. This is due to the increased number of personnel needed from the increased enrollment. Commissions increased $2,031,943 for the three months ended September 30, 2001, as compared to September 30, 2000. Enrollment increases of 25.83% in the health maintenance organization and enrollment increases of 18.07% in the TPA combined to increase commissions. The settlement of a lawsuit referred to below in
Part II Item 1 also increased commissions when compared to the prior year. Advertising expense increased $56,920 for the three months ended September 30, 2001, as compared to September 30, 2000. This fluctuates each year based on the strategy and timing for spending the budgeted amount. The total amount budgeted for 2001 is about the same as last year's budget. State insurance premiums are directly related to the premiums collected by the health maintenance organization. Due to the increase in premium revenue, state insurance premiums also increased when compared to the prior year.

Income Taxes
Income tax benefit or expense represents 27.66% and 30.08% of loss or income before income taxes and minority interest for the three months ended September 30, 2001 and 2000, respectively.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

General
The Company's net income decreased $2,055,390 to net income of $60,190 for the nine months ended September 30, 2001, as compared to net income of $2,115,580 for the nine months ended September 30, 2000. This decrease was primarily due to a net increase in operating expenses of $14,951,046, which was offset by a decrease in income taxes of $1,065,812 and an increase in total revenues of $11,750,685.

Revenues
Total revenues increased $11,750,685, or 33.79%, for the nine months ended September 30, 2001, as compared to September 30, 2000. The revenues from the net premiums generated by the health maintenance organization increased $11,363,363, or 37.08%. This increase is attributable to a 25.42% increase in the number of enrollees and a 9.25% increase in the premiums earned per enrollee for the nine months ended September 30, 2001, as compared to September 30, 2000. Revenues from the TPA fees increased by $349,464 due to the net increase in enrollment and additional services for existing enrollment. Investment income increased by $4,389 when compared to the nine months ended September 30, 2000. This increase is due to increased invested assets, but was offset by lower yields. Other income increased $238,340 for the nine months ended September 30, 2001, as compared to September 30, 2000. This is due to increased revenues from ancillary products within the health maintenance organization.

Operating Expenses
Total operating expenses increased $14,951,046, or 47.44%, for the nine months ended September 30, 2001, as compared to September 30, 2000. This was due to an increase in claims incurred, personnel expenses, commissions, and state insurance taxes. All other operating expenses had only minimal variances when compared to the prior year's nine month period.

Net claims expense generated by the health maintenance organization increased $12,046,400, or 50.22%. Average claims expense per enrollee increased 19.78% for the nine months ended September 30, 2001, as compared to September 30, 2000, while the number of enrollees increased 25.42%. Personnel expense increased $689,162, or 21.92% for the nine months ended September 30, 2001, as compared to September 30, 2000. Most of the increase is due to the increased number of personnel needed for the increased enrollees and services provided. Part of the increase is due to normal salary adjustments from June 1, 2001.
Commissions increased $2,340,505 for the nine months ended September 30, 2001, as compared to September 30, 2000. Enrollment increases of 25.42% in the health maintenance organization and enrollment increases of 18.07% in the TPA combined to increase commissions. The settlement of a lawsuit referred to below in Part II Item 1 also increased commissions when compared to the prior year. State insurance taxes increased $105,759, or 27.73% for the nine months ended September 30, 2001, as compared to September 30, 2000. This expense is directly related to the amount of premium income from the health maintenance organization, which also increased significantly.

Income Taxes
Income tax expense represents 120.13% and 34.86% of income before income taxes and minority interest for the nine months ended September 30, 2001 and 2000, respectively, which is disproportionate for the nine months ended
September 30, 2001, due to the losses of subsidiaries which are not consolidated for tax purposes of which no tax benefit was recorded as no realization of such amounts has been assured.

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

Net cash provided by operating activities decreased by $776,173 to $3,424,206 for the nine months ended September 30, 2001, as compared to September 30, 2000. Cash provided by operations was mainly attributable to a decrease in receivables and deferred income taxes and an increase in reported and unreported claims payable and contingency reserves payable. The cash provided by these changes were somewhat offset by the decrease in accounts payable and accrued expenses for the nine months ended September 30, 2001. The decrease in receivables was due to the collection of receivables from the prior year end. Reported and unreported claims payable have increased since the increase in enrollment has required additional reserves. There was no payment of contingency reserves payable to physicians for the nine months ended September 30, 2001, which caused the large increase in contingency reserves payable. Accounts payable and accrued expenses decreased due to a payment of a large payable from the prior year end.

Cash flows used in investing activities were mainly the purchase of securities and certificates of deposit. Securities which matured somewhat offset the cash spent on purchasing the new securities, and the certificates of deposit which matured were rolled into new certificates of deposit. The purchase of property and equipment also required cash.

Cash flows used in financing activities included the purchase of $500,000 of treasury stock and the distribution of cash for equity to minority shareholders of a subsidiary in the amount of $327,589.

The Company is not contractually obligated to pay out the contingency reserves withheld but has historically elected to pay out a majority of the amounts withheld. Dividends in the amount of $69,930 have been paid for the nine months ended September 30, 2001. Future dividend payment is dependent on operations and liquidity of the Company. The Company believes that cash flows generated by operations, withholding of contingency reserves payable, cash on hand, and short-term investment balances will be sufficient to fund operations, pay out the projected contingency reserves payable, and pay dividends on the Class C common stock.


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


PART II:  OTHER INFORMATION

Item 1. Legal Proceedings
  On September 9, 1998, a claim against the Company was filed in the 2nd Circuit Court of South Dakota by Sioux Agency, Inc., D. Greg Heineman and Roger D. Larsen, who are stockholders of the Company, and by Williams Insurance Agency, Inc., a non-stockholder of the Company. The claim alleged wrongful non-renewal of a sales agency contract and sought both compensatory and punitive damages. This lawsuit was settled in July, 2001, under a confidentiality provision between the parties.

Item 2. Changes in Securities and Use of Proceeds
  None

Item 3. Defaults Upon Senior Securities
  None

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

South Dakota State Medical Holding Company, Incorporated
                     (Registrant)



Date:_11/14/2001___                 By:   _/s/L. Paul Jensen_____
                                          L. Paul Jensen
                                          Chief Executive Officer
                                          (Duly Authorized Officer)


Date:_11/14/2001___                 By:   _/s/Kirk J. Zimmer_____
                                          Kirk J. Zimmer
                                          Senior Vice President
                                          (Principal Financial Officer)