Form 10-K
period 2001-12-31
SD STATE MEDICAL HOLDING CO INC
filed 2002-03-29
CIK 919176

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                       Outstanding at March 21, 2002
     -----                                       -----------------------------
Class C Common Stock                                          1,365,604

The aggregate market value of the voting stock held by non-affiliates is not determinable as there is no market or exchange where these shares are traded.

                        DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the document listed below have been incorporated by Reference into the indicated part of this Form 10-K

                   DOCUMENT INCORPORATED     PART OF FORM 10-K
Proxy Statement for 2002 Annual Meeting Item 11 of Part III

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

The Company's agreements with participating physicians provide that up to 20% of fees for services provided, as submitted to and allowed by the Company, may be withheld to provide a contingency reserve that may be used to fund operations or meet other financial requirements of the Company. The percentage withheld for years 1999 through 2001 was 15%. The contingency reserve withholding is also designed to encourage efficient medical practice by the physicians. Less expensive medical outcomes enhance net income and consequently, an increased likelihood of contingency reserve payouts to the physicians. The amounts withheld may be paid to the participating physicians at the discretion of the Board of Directors of the Company, although the Company is not contractually obligated to pay out amounts withheld. Management estimates the expected amount of contingency reserves and records a liability based upon factors such as cash flow needs, net income, and accumulations of amounts withheld. The Company withheld from payment to the participating physicians $2,276,742 and $1,497,780 for the years ended December 31, 2001 and 2000, respectively. Payments to physicians are made at such times as the Board of Directors approves payouts. The recorded liability for contingency reserves at December 31, 2001 and 2000, was $3,846,711 and $2,875,472, respectively. The recorded liability is equal to actual amounts withheld plus or minus claims adjustments for each of the three years in the period ended December 31, 2001.

                                                                          2.
In 1992, the Company incorporated DAKOTACARE Administrative Services, Incorporated (DAS), a wholly owned subsidiary of the Company. In 1994, the Company organized and then purchased a 50.11% interest in Dakota Health Plans, Incorporated (DHP). During December of 1998, DHP ceased business operations and the Company was formally dissolved in 2001. In January 1996, the Company incorporated DAKOTACARE Insurance, Ltd. (DIL), a wholly owned subsidiary of the Company. DIL was formed to accept reinsurance risk on stop-loss policies of DAS and DHP customers, reinsurance risk on group term life insurance coverage of DAKOTACARE and DAS customers and other insurance risks. In August 2000, the Company organized and purchased a 54.35% interest in Carewest, Inc. (Carewest) and increased its ownership percentage in Carewest to 81.30% at December 31, 2001. The Articles of Incorporation of DAS, DHP and Carewest permit them to engage in the development of Third Party Administration(TPA) services for health and welfare plans. Carewest has subcontracted with DAS to perform a substantial part of the TPA activities.

PRODUCTS AND MARKETING
The Company markets its products under the trade name of DAKOTACARE. The Company has three reportable segments as defined by Financial Accounting Standards
Board (FASB) Statement No. 131. The segments' products include group managed health care products (HMO), managed care and claims administration services for self-insured employer groups (TPA) and the reinsurance segment, which provides excess medical stop loss coverage to the self insured employer groups. A detailed analysis of the various segments is contained in the Notes to the Consolidated Financial Statements-Note 12. The Company markets its products through an exclusive network of independent insurance agents throughout South Dakota.

The Company markets its products to employer groups with a minimum of two covered employees and its' customers range in size from employers of this size to its largest customer with over 12,850 employees. As of January 1, 2002, DAKOTACARE and its subsidiaries provided health care services to approximately 113,000 individuals, which also includes enrollment in ancillary product services for both the HMO and TPA products.

Approximately 15% of the state's population and approximately 23% of DAKOTACARE's target market of approximately 450,000 is served by DAKOTACARE and its subsidiaries, which does not include Medicare and Medicaid populations, federal employee groups, the individual policy market, and other potential populations. The Company's HMO enrollment, which was approximately 30,000 at the end of 2000, increased to approximately 35,000 by the end of 2001.
Net enrollment added effective January 1, 2002 was approximately 3,000 members. Commencing in 1993, the Company began its TPA business and by January 1, 2002, had enrolled approximately 65,000 enrollees, bringing the total individuals served by the Company and its' subsidiaries to approximately 103,000. The Company's HMO client disenrollment rate is lower than the industry rate as a whole. All underwriting and pricing decisions are made by the DAKOTACARE underwriting department based on underwriting policy and guidelines established by senior management. DAKOTACARE's underwriters evaluate the prior loss history, the inherent risk characteristics, and the demographic makeup of the applicants where appropriate.

The Company's policy is to reinsure that portion of risk in excess of $125,000 in 2001 and 2000 of covered hospital inpatient expenses of any enrollee per contract year. The covered expenses are subject to a coinsurance provision which ranged from 50% to 90% in 2001 and 2000 based on average daily amounts specified in the plan. They are also subject to a $2,000,000 lifetime maximum benefit per enrollee in 2001 and 2000. The Company would be liable for any obligations that the reinsuring company is unable to meet under the reinsurance agreement. The reinsurance agreement also provides for enrollee benefits to be paid in the event the Company should cease operations or become insolvent, and a conversion privilege for all enrollees in the event of plan insolvency and for any enrollee that moves out of the service area of the Company.

                                                                          3.
The Company operates under a license issued by the South Dakota Department of Commerce and Regulation, Division of Insurance, for the operation of the health maintenance organization. DAS and Carewest are also registered as third party administrators in South Dakota and several other states. The Company has also received certification from the South Dakota Department of Labor as a workers' compensation managed care plan.

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

                                                                          4.

The following table sets forth, by type of investment, the percentage of the total investment portfolio, excluding cash and cash equivalents and contracts with life insurance companies, represented by each type of investment as of December 31:

                                                       2001              2000
                                                       ----              ----
 Certificates of deposit                               21.5%             20.7%
 Obligations of state and political
   subdivisions                                        51.3              44.0
 Obligations of U.S. Treasury, government
   agencies and corporations                           14.6              21.8
 Obligations of Industry                               10.6              11.4
 Bond mutual funds                                      2.0               2.1
                                                      -----             -----

                                                      100.0%            100.0%
                                                      =====             =====

The Company's investment portfolio, excluding cash and cash equivalents and contracts with life insurance companies, totaled $6,507,366 and $6,035,638 as of December 31, 2001 and 2000, respectively. Cash and cash equivalents totaling $8,673,787 and $7,439,514 at December 31, 2001 and 2000, respectively, are invested substantially in interest bearing accounts.

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

EMPLOYEES
As of December 31, 2001, the Company employed 120 persons on a full-time basis. None of these employees are covered by a collective bargaining agreement, and the Company believes its employee relations are good.



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

(A) There were no matters submitted to shareholder vote in the fourth quarter of 2001.





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

HOLDERS
As of March 21, 2002, there were 1,260 holders of record of Class A preferred stock, 1 holder of Class B preferred stock, and 694 holders of record of Class C common stock. There are no options or warrants outstanding.


DIVIDENDS
The Class A and B preferred stockholders are not entitled to dividends. The Company is not required to pay annual cumulative dividends to its Class C common stock. The Board of Directors, at its discretion, can elect to pay dividends in any amount subject to availability of funds and regulatory requirements. As long as the Company exceeds required regulatory capital as required by the Division, there are no dividend restrictions. Regulatory capital as required by the Division at December 31, 2001 and 2000 was $200,000 on a statutory basis of accounting, which the Company significantly exceeded. During 2001 and 2000, the Company paid dividends of $69,930 and $69,930, respectively, on Class C stock.


                                                                          7.
STOCK REPURCHASE PLAN
As a service to the Company's shareholders to facilitate liquidity for Class C common stock (Common Stock) in the event of death, disability, or retirement of a shareholder, the Company's Board of Directors adopted a Stock Repurchase Program (Program) which was implemented in February 1998. Participation in the Program is voluntary. No shareholder is required to sell his or her shares of Common Stock under the Program nor is the Company required to purchase any Common Stock under the Program. During 2001 and 2000, 33,003 and 34,341 shares, respectively, were acquired for the treasury under the Program. The value per share was computed using guidelines established in 1995 by an investment organization, and updated using audited consolidated financial statements. These calculations are tested for accuracy and consistency by an independent accounting firm. The purchase and sale of Common Stock under the Program is subject to repurchase conditions as described in the Program.

UNREGISTERED SALES OF SECURITIES
Ownership of the Company's Class A Voting Preferred Stock is restricted to medical or osteopathic physicians who have executed participating physician agreements with the Company. Class A Preferred Stock is nontransferable and holders of these shares do not receive dividends. Each such physician is issued one share of Class A Voting Preferred Stock upon execution of his or her participation agreement and the payment of $10 per share. Upon the termination of a physician's participation agreement, his or her share of Class A Preferred Stock is canceled. During 2001, the Company issued a net increase of 81 shares of Class A Preferred Stock to physicians who entered into participation agreements with the Company. To the extent that the registration provisions of the Securities Act of 1933, as amended, were applicable to these transactions, the Company relied on the exemption from registration contained in Section 4(2) of that act.






























                                                                          8.



ITEM 6. SELECTED FINANCIAL DATA

The following information for the Company is as of and for the years ended December 31, 2001, 2000, 1999, 1998, and 1997(dollars in thousands, except per share data):

                                                         Years Ended December 31,
                                            -------------------------------------------
                                              2001     2000     1999     1998     1997
                                            -------  -------  -------  ------   -------
Income Statement Data:
  Net premiums                              $57,993  $43,574  $34,249  $35,718  $34,754
  Third party administration fees             4,075    3,372    3,061    3,081    3,628
  Investment income                             688      767      514      607      615
  Total revenues                             63,898   48,424   38,428   40,053   39,581
  Net claims incurred                        51,615   35,151   30,095   30,615   30,976
  Other operating expenses                   13,620   10,395    9,147    8,835    8,727
  Income (loss) before income taxes
         and minority interest               (1,337)   2,878     (814)     603     (122)
  Net income (loss)                            (718)   1,954     (622)     483     (110)
                                            =======  =======  =======  =======  =======

Earnings (loss) per common share            $ (0.52) $  1.38  $ (0.43) $  0.33  $ (0.07)
                                            =======  =======  =======  =======  =======

Balance Sheet Data:
  Invested assets and cash                  $15,273  $13,576  $10,425  $10,876  $10,981
  Total assets                               19,358   17,704   13,654   14,277   14,011
  Reported and unreported
         claims payable                       8,238    5,831    4,667    4,410    4,164
  Contingency reserves payable                3,847    2,875    2,723    2,691    2,964
  Total liabilities                          14,736   11,796    9,414    9,017    8,807
  Stockholders' equity                        4,622    5,908    4,240    5,260    5,204


Earnings (loss) per common share was calculated by dividing net income
(loss) by the weighted average number of Class C common shares outstanding during each period as follows: 2001 1,379,258; 2000 1,412,869; 1999 1,448,600;
1998 1,482,635 shares; 1997 1,505,760 shares.




















                                                                          9.


ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The following operating statistics are presented for DAKOTACARE's operation as A health maintenance organization only and do not include the operations of its subsidiaries for the years ended December 31, 2001, 2000, 1999, and 1998. The results indicated in the following tables are not indicative of future operating results.

The combined ratio, which reflects underwriting results but not investment and ancillary income, is a traditional measure of the underwriting performance of a health maintenance organization. A combined ratio of less than 100% indicates underwriting profitability while a combined ratio in excess of 100% indicates an underwriting loss.

                                                  Years Ended December 31,
                                               -----------------------------
                                                2001    2000    1999    1998
                                                ----    ----    ----    ----
   Loss ratio                                   89.4%   81.4%   87.5%   85.9%
   Expense ratio                                15.0    15.1    15.8    15.0
                                               -----   -----    ----    ----
     Combined ratio                            104.4%   96.5%  103.3%  100.9%
                                               =====   ======  ======  ======

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

The net increase in the loss ratio was due to increased claims and cost per claim on a per member basis, which was greater than the increased revenues on a per member basis. The expense ratio remained fairly constant as a percentage of revenues which indicate that the expenses paid increased proportionately with the increase in revenues. See Comparison of Years December 31, 2001 and December 31, 2000 and Comparison of Years December 31, 2000 and
December 31, 1999.





















                                                                         10.
Activity in the liability for reported and unreported claims payable is summarized as follows:

                                                            Years Ended December 31,
                                                     -----------------------------------
                                                      2001     2000      1999      1998
                                                     ------   ------    ------    ------
                                                            (dollars in thousands)

Balance at January 1                                 $5,831   $4,667    $4,410    $4,164
                                                     ------   ------    ------    ------

Incurred related to:
 Current year                                        51,684   36,026    30,227    30,198
 Prior years                                            (69)    (875)      911       417
 Contingency reserve written off                         --       --    (1,043)       --
                                                     ------   ------    ------    ------
Total incurred                                       51,615   35,151    30,095    30,615
                                                     ------   ------    ------    ------

Paid related to:
 Current year                                        43,493   29,843    24,241    25,705
 Prior years                                          5,748    4,195     5,321     4,710
                                                     ------    -----    ------    ------

Total paid                                           49,241   34,038    29,562    30,415
                                                     ------   ------    ------    ------

Less reinsurance recoverables at January 1              (51)       0      (276)     (230)
Plus reinsurance recoverables at December 31             84       51         0       276
                                                     ------   ------    ------    ------

Balance at December 31                               $8,238   $5,831    $4,667    $4,410
                                                     ======   ======    ======    ======

The difference between the reserves reported in the accompanying tables, which are presented in accordance with accounting principles generally accepted in the United States of America (GAAP), and the statutory reserves reported to state regulatory authorities was insignificant for all periods presented.




















                                                                         11.


The following table presents the development of DAKOTACARE's consolidated balance sheet reserves for reported and unreported claims payable from 1992 through 2001. The top line of the table shows the reserves at the balance sheet date for each of the indicated periods. This represents the original estimate of reported and unreported claims payable established in the respective year. The Company is not required to pay claims if they are submitted over one year past the date of service. The Company also has paid over 99% of the covered claims received within one year after service. Since there would be minimal impact on discounting claims reserves, the Company does not follow the practice of discounting claims reserves.

                                                           As of December 31,
                           -------------------------------------------------------------------
                           2001   2000   1999   1998   1997   1996   1995   1994   1993   1992
                           ----   ----   ----   ----   ----   ----   ----   ----   ----   ----
                                                         (dollars in thousands)

Reported and unreported
  claims payable         $8,238 $5,831 $4,667 $4,410 $4,164 $3,188 $2,710 $2,864 $2,558 $2,449
         Paid (cumulative) as of:
         End of Year                --     --     --     --     --     --     --     --     --
         One Year Later          5,782  4,222  5,321  4,581  3,927  2,793  2,985  2,524  2,375
         Two Years Later            --  4,191  4,891  4,581  3,927  2,793  2,977  2,519  2,392
         Three Years Later          --     --  4,880  4,581  3,927  2,793  2,977  2,519  2,392
         Four Years Later           --     --     --  4,603  3,927  2,793  2,977  2,519  2,392
         Five Years Later           --     --     --     --  3,927  2,793  2,977  2,519  2,392
         Six Years Later            --     --     --     --     --  2,793  2,977  2,519  2,392
         Seven Years Later          --     --     --     --     --     --  2,977  2,519  2,392
         Eight Years Later          --     --     --     --     --     --     --  2,519  2,392
         Nine Years Later           --     --     --     --     --     --     --     --  2,392
Liability reestimated as of:
         End of Year      8,238  5,831  4,667  4,410  4,164  3,188  2,710  2,864  2,558  2,449
         One Year Later          5,782  4,222  5,321  4,581  3,927  2,793  2,985  2,524  2,375
         Two Years Later            --  4,191  4,891  4,581  3,927  2,793  2,977  2,519  2,392
         Three Years Later          --     --  4,880  4,581  3,927  2,793  2,977  2,519  2,392
         Four Years Later           --     --     --  4,603  3,927  2,793  2,977  2,519  2,392
         Five Years Later           --     --     --     --  3,927  2,793  2,977  2,519  2,392
         Six Years Later            --     --     --     --     --  2,793  2,977  2,519  2,392
         Seven Years Later          --     --     --     --     --     --  2,977  2,519  2,392
         Eight Years Later          --     --     --     --     --     --     --  2,519  2,392
         Nine Years Later           --     --     --     --     --     --     --     --  2,392
                          -----  -----  -----  -----  -----  -----  -----  -----  -----  -----

Redundancy (Deficiency)   $  --  $  49  $ 476  $(470) $(439) $(739) $ (83) $(113) $  39  $  57
                          =====  =====  =====  =====  =====  =====  =====  =====  =====  =====

The Company is continually taking steps to improve its estimation of reserves for reported and unreported claims payable. This includes, among other things, improved underwriting standards, which stabilize the Company's assumptions of risks, leading to a more predictable estimate of reported and unreported claims payable. Additional approaches have also been developed to estimate claims payable. The Company believes its reserves at December 31, 2001, are adequate.






                                                                         12.


RESULTS OF OPERATIONS

GENERAL
The following results of operations include the operations of DAKOTACARE and Its subsidiaries for the years ended December 31, 2001, 2000, and 1999.


COMPARISON OF YEARS DECEMBER 31, 2001 AND DECEMBER 31, 2000

GENERAL
The Company's net income decreased $2,671,587 to a loss of $717,610 for the year ended December 31, 2001, as compared to income of $1,953,977 for the year ended December 31, 2000. This decrease was primarily due to an increase in net claims expense of $16,464,873, an increase in administrative expenses of $3,224,493, and a decrease in minority interest in loss of subsidiaries of $19,348. These were offset by an increase in net premium revenues of $14,718,973, an increase in other revenues of $1,055,470, and an decrease in income taxes of $1,562,684.

REVENUES
Total revenues increased $15,474,443, or 32.0%, for the year ended December 31, 2001, as compared to December 31, 2000. Revenues from net premiums generated by the health maintenance organization increased $14,660,319. This increase is attributable to a 23.7% increase in the number of enrollee months and a 8.4% increase in the net premium earned per enrollee for the year ended
December 31, 2001, as compared to December 31, 2000. Revenues from the third party administration fees increased by $703,397 due to increased fees per enrollee totalling 4.1% and increased enrollee months of 7.9%. Investment income decreased $79,397 due primarily to decreased average rates earned on invested assets, but was somewhat offset by the increase in the amount of invested assets during the year.

OPERATING EXPENSES
Total operating expenses increased $19,689,366, or 43.2%, for the year ended December 31, 2001, as compared to December 31, 2000. The change was due primarily to an increase in claims incurred, commissions, state insurance taxes, personnel expenses, office expenses, and other general and administrative expenses. These increases were offset by a decrease in professional fees expenses.

Net claims expense increased by $16,464,873, or 46.8%, for the year ended December 31, 2001, as compared to December 31, 2000. The average claims paid per enrollee increased by 19.0% while the number of enrollee months increased by 23.7%. The Company contracts with an actuary annually to review the cost of claims related to each coverage type and accordingly determine the prices to charge for each coverage type for the next year. Our new rates will be in effect during the second quarter of 2002, at which time management expects that revenues will increase per member to cover the increased claims costs. Commissions and state insurance taxes increased by $2,443,667 and $144,870, respectively, in 2001 as compared to 2000 due primarily to increased premium revenues and third party administration fees earned by the Company. The settlement of a lawsuit aforementioned in Part 1, Item III also increased commissions when compared to the prior year. Personnel expenses increased $726,047, or 16.2%, in 2001 as compared to 2000. This was due primarily to annual compensation adjustments and an increase in staffing needs due to the increased volume. Office expense increased $59,389, or 8.6%, largely due to increased postage costs resulting from additional clientele and membership. Other general and administrative expenses increased $86,238, or 13.4%, in 2001 as compared to 2000. This was primarily due to the increased insurance costs related to liability and other insurance coverages.


                                                                        13.
INCOME TAXES
Income tax (benefit) expense represents 39.5% and 35.9% of (loss) income before income taxes and minority interest for the years ended December 31, 2001 and 2000, respectively. Permanent tax differences and the change in the valuation allowance recorded against deferred income tax assets increased the provision percentage above the expected 34% in 2001 and 2000. The valuation allowance was originally added in 2000. See Note 8 of the Notes to Consolidated Financial Statements.


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


                                                                        14.

INCOME TAXES
Income tax expense (benefit) represents 35.9% and 24.2% of income (loss) before income taxes and minority interest for the years ended December 31, 2000 and 1999, respectively. Permanent tax differences and the change in the valuation allowance recorded against deferred income taxes increased the provision percentage above the expected 34% in 2000. The valuation allowance was originally added in 1999, which reduced the amount of income tax benefit below the expected tax rate of 34%. See Note 8 of the Notes to Consolidated Financial Statements.




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

Net cash provided by operating activities decreased by $861,806 to $2,508,834 for the year ended December 31, 2001, as compared to 2000. Net cash provided by operating activities decreased primarily due to decreases in net income to a net loss and decreases in accounts payable and accrued expenses since December 31, 2000. The decrease in cash provided was offset by a decrease in receivables, an increase in reported and unreported claims payable and an increase in contingency reserves payable since December 31, 2000.

Other uses of cash and cash equivalents were for the payment of dividends, the purchases of property and equipment, the purchase of treasury stock, and the purchase of securities held to maturity. The Company has invested cash not currently needed in operations into intermediate-term bonds, consisting primarily of municipal bonds, U.S. government securities and corporate bonds.

At December 31, 2001, the Company has certificates of deposit of $900,000 on deposit with the Division to meet the deposit requirements of state insurance laws.

The Company is not contractually obligated to pay out contingency reserves withheld but has historically elected to pay out a majority of amounts withheld. In 2001, the Company paid $1,305,503 which was the total withheld for claims incurred in 1999. Typically, two years lapse from the date the contingency reserves are withheld to the date which the corresponding amounts are paid to the participating physicians. Currently, the reserves withheld from claims with a date of service in 2001 and 2000 are the only amounts remaining within the contingent reserve payable.

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

                                                                  15.


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



RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets. Statement 141 eliminates the pooling method for accounting for business combinations, requires that intangible assets that meet certain criteria be reported separately from goodwill, and requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life, requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life, requires the carrying value of goodwill which exceeds its implied fair value to be recognized as an impairment loss. The provisions of FASB Statement 141 apply to all business combinations initiated after June 30, 2001 and all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. The provisions of FASB Statement 142 are required to be implemented by the Company in the first quarter of 2002. The adoption of these new standards should have no significant impact on the Company's financial position or results of operations.

The FASB also recently issued Statement 143, Accounting for Asset Retirement Obligations. Statement 143, which is effective for fiscal years beginning after June 15, 2002, covers the accounting for closure or removal-type costs that are incurred with respect to long-lived assets. The nature of the Company's business and long-lived assets is such that adoption of this new standard should have no significant impact on the Company's financial position or results of operations.

In August 2001, the FASB issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes FASB No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Statement 144 also supersedes certain aspects of APB 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, certain dispositions may now qualify for discontinued operations treatment. The provisions of Statement 144 are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this new standard should have no significant impact on the Company's financial position or results of operations.



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


























                                                                         16.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


               CONSOLIDATED FINANCIAL STATEMENTS TABLE OF CONTENTS


                                                             Page
                                                             ----

Independent Auditor's Report                                 F-1

Consolidated Financial Statements

     Balance Sheets                                          F-2
     Statements of Operations                                F-4
     Statements of Stockholders' Equity                      F-5
     Statements of Cash Flows                                F-7
     Notes to Consolidated Financial Statements              F-9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.





































                                                                         17.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Name                               Age      Positions
- ----                             ---      ---------

K. Gene Koob, M.D.                  59      President and Director

James A. Engelbrecht, M.D.          54      Secretary/Treasurer and Director

Ben J. Henderson, D.O.              59      Vice President and Director

Thomas L. Krafka, M.D.              56      Director

Stephan D. Schroeder, M.D.          51      Director

John E. Rittmann, M.D.              64      Director

John Sternquist                     53      Director

James R. Reynolds, M.D.             58      Director

Bob L. Sutton                       33      Director

R. Van Johnson                      57      Director

L. Paul Jensen                      53      Chief Executive Officer

Kirk J. Zimmer                      41      Senior Vice President

William O. Rossing, M.D.            67      Vice President, Medical Director

Sharon K. Duncan                    54      Vice President, System Operations

Dean M. Krogman                     52      Vice President, External Operations

Barbara A. Smith                    40      Vice President, Medical Services

Thomas N. Nicholson                 42      Vice President, Sales and Marketing

Bruce E. Hanson                     38      Vice President, Finance

Brian E. Meyer                      39      Vice President, Information Systems

Scott L. Jamison                    44      Vice President, Provider Relations



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

Mr. Sutton became a director of the Company in September 1999. He is the Executive Vice President of the South Dakota Bankers Association and previously, Mr. Sutton was the Executive Director of the South Dakota Petroleum Council, from 1995 to 1998.
                                                              18.

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

Mr. Jamison joined the Company in May 2000 as the Vice President of Provider Relations. Mr. Jamison had been employed by a clinic in Sioux Falls, SD.

                                                               19.

Pursuant to the Company's Bylaws, the Board of Directors consists of ten directors who are elected for three-year terms expiring at each successive annual meeting of shareholders. Currently, no director may serve more than three consecutive terms. No positions are currently vacant. The terms of Dr. K. Gene Koob, Dr. Frank Messner, and Dr. James Engelbrecht expired at the 2000 Annual Meeting of Shareholders, but the terms of Dr. K. Gene Koob, and Dr. James Engelbrecht were renewed at that time. The term of Dr. John Sternquist commenced in October 2000. The terms of Dr. James Reynolds, Mr. Bob Sutton and Mr. Van Johnson expire at the 2002 Annual Meeting of the Shareholders; the terms of Dr K. Gene Koob, Dr. James Engelbrecht and Dr. John Sternquist expire at the 2003 Annual Meeting of the Shareholders; the terms of Dr. John Rittman, Dr. Ben Henderson, Dr. Thomas Krafka and Dr. Stephan Schroeder expire at the 2004 Annual Meeting of Shareholders.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were timely complied with.


ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in June, 2002.

                                                                         20.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 21, 2002, regarding the beneficial ownership of securities of the Company by (i) each person or group who is known by the Company to be the beneficial owner of more than 5% of the outstanding voting securities, (ii) all directors of the Company, (iii) each of the executive officers of the Company named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group. The Company believes that the beneficial owners of the securities listed below, based on information furnished by such owners, have sole voting and investment power (or shares such powers with his or her spouse), subject to the terms of the respective classes of securities of the Company and the information contained in the notes to the table.
                                                   Amount & Nature
 Title                Name and Address of           of Beneficial    Percent
of Class               Beneficial Owner               Ownership      of Class
----------------------------------------------------------------------------
Class B Preferred     South Dakota State                1,300          100%
                      Medical Association(1)
                      1323 South Minnesota Avenue
                      Sioux Falls, SD 57105

Class A Preferred     Lloyd Solberg, M.D.                   1          .08%
Class C Common        P. O. Box 5054                  135,330         9.91%
                      Sioux Falls, SD 57117-5054

Class A Preferred     Thomas L. Krafka, M.D.                1          .08%
Class C Common                                         16,640         1.22%

Class A Preferred     John C. Sternquist, M.D.              1          .08%
Class C Common                                            560          .04%

Class A Preferred     K. Gene Koob, M.D.                    1          .08%

Class A Preferred     Ben J. Henderson, D.O.                1          .08%
Class C Common                                          1,060          .08%

Class A Common        Stephan D. Schroeder                  1          .08%
Class C Common                                          1,920          .14%

Class A Preferred     James Engelbrecht, M.D.               1          .08%
Class C Common                                          1,160          .08%

Class A Preferred     John Rittmann, M.D.                   1          .08%
Class C Common                                          8,340          .61%

Class A Preferred     James Reynolds, M.D.                  1          .08%
Class C Common                                         50,440         3.69%

Class C Common        Bob Sutton                           --           --

Class C Common        Van Johnson                          --           --

                                                                   21.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (cont.)

                                                   Amount & Nature
 Title                Name and Address of           of Beneficial    Percent
of Class               Beneficial Owner               Ownership      of Class
----------------------------------------------------------------------------
Class C Common        L. Paul Jensen(2)                 5,760          .42%
                      1323 South Minnesota Avenue
                      Sioux Falls, SD 57105

Class C Common        William Rossing, M.D.             8,720          .64%

Class C Common        Kirk J. Zimmer                      800          .06%

Class C Common        Thomas Nicholson                     --           --

Class A Preferred     All Directors and Executive           8          .68%
                      Officers as a Group
Class C Common        (14 people)                      95,400         6.99%


- --------------
(1) The South Dakota State Medical Association is an affiliated company.
(2) L. Paul Jensen is the Chief Executive Officer of the Company and the South Dakota State Medical Association.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The Company leases office space from the South Dakota State Medical Association (Association). The Company has a one year lease which automatically renews for one year terms each January 1, unless terminated with at least 30 days notice prior to the end of the lease term. The 2001 lease required minimum rental payments of $211,016 and was terminated on December 31, 2001. On January 1, 2002, the Company entered into a three year lease with the Association, which requires minimum monthly rentals of $18,982. On January 1, 2001, Carewest entered into a three year lease which requires minimum monthly rentals of $1,500. The Company also has entered into other short-term lease agreements for which the total rental commitment at December 31, 2001 was not significant. Total rental payments for the years ended December 31, 2001, 2000 and 1999 were $239,216, $217,162 and $204,870, respectively.

The Company provides group health insurance coverage for employees of the Association. Total premium income from the affiliate for the years ended December 31, 2001, 2000 and 1999 was $66,086, $55,689 and $48,330, respectively.

L. Paul Jensen received salaries and retirement contributions totaling $97,087, $94,273 and $30,312 from the South Dakota Medical Association for the years ended 2001, 2000 and 1999, respectively.

Robert D. Johnson retired CEO of the Company, received salaries and retirement contributions totaling $332,400 from the South Dakota State Medical Association for the year ended 1999. He received no compensation for the years ended 2001 and 2000.

















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

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED


By /s/L. Paul Jensen                        Dated   03/29/2002
   ----------------------------------             --------------------
     L. Paul Jensen
     Chief Executive Officer
     (Principal Executive Officer)


By /s/Kirk J. Zimmer                        Dated   03/29/2002
   ----------------------------------             --------------------
     Kirk J. Zimmer
     Senior Vice President
     (Principal Financial Officer)


By /s/Bruce E. Hanson                       Dated   03/29/2002
   ----------------------------------             --------------------
     Bruce E. Hanson
     Vice President Finance


By /s/ K. Gene Koob                         Dated   03/29/2002
   ----------------------------------             --------------------
     K. Gene Koob, M.D.
     President and Director


By /s/James Engelbrecht                     Dated   03/29/2002
   ----------------------------------             --------------------
     James Engelbrecht, M.D.
     Secretary/Treasurer and Director


By /s/Ben J. Henderson                      Dated   03/29/2002
   ----------------------------------             --------------------
     Ben J. Henderson, D.O.
     Vice President and Director


By /s/Thomas L. Krafka                      Dated   03/29/2002
   ----------------------------------             --------------------
     Thomas L. Krafka, M.D.
     Director


By /s/James R. Reynolds                     Dated   03/29/2002
   ----------------------------------             --------------------
     James R. Reynolds, M.D.
     Director


                                                                         24.



By /s/ John Sternquist                      Dated   03/29/2002
   ----------------------------------             --------------------
     John Sternquist, M.D.
     Director


By /s/John Rittmann                         Dated   03/29/2002
   ----------------------------------             --------------------
     John Rittmann, M.D.
     Director


By /s/ Stephan D. Schroeder                 Dated   03/29/2002
   ----------------------------------             --------------------
     Stephan D. Schroeder, M.D.
     Director


By /s/ Bob Sutton                           Dated   03/29/2002
   ----------------------------------             --------------------
     Bob Sutton
     Director


By /s/Van Johnson                           Dated   03/29/2002
   ----------------------------------             --------------------
     Van Johnson
     Director































                                                                         25.

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
South Dakota State Medical Holding Company, Incorporated d/b/a DAKOTACARE
Sioux Falls, South Dakota

We have audited the accompanying consolidated balance sheets of South Dakota State Medical Holding Company, Incorporated d/b/a DAKOTACARE and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of South Dakota State Medical Holding Company, Incorporated d/b/a DAKOTACARE and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGLADREY & PULLEN, LLP

Sioux Falls, South Dakota
March 15, 2002

                                      F-1























SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000


ASSETS                                                  2001            2000
-------------------------------------------------------------------------------

Current Assets
  Cash and cash equivalents                        $ 8,673,787      $ 7,439,514
  Investment in securities held to maturity
   (Note 5)                                            890,714          455,018
  Certificates of deposit                            1,300,000          500,000
  Receivables (Note 3)                               1,544,987        1,869,688
  Prepaids and other assets                            135,541          101,430
  Deferred income taxes (Note 8)                       916,000          811,000
                                                   ----------------------------
    TOTAL CURRENT ASSETS                            13,461,029       11,176,650
                                                   ----------------------------


Long-Term Investments
  Investment in securities held to maturity
   (Note 5)                                          4,083,452        4,205,220
  Investment in securities available for sale
   (Note 5)                                            133,200          125,400
  Certificates of deposit                              100,000          750,000
  Contracts with life insurance companies               92,337          101,119
                                                   ----------------------------
                                                     4,408,989        5,181,739
                                                   ----------------------------


Property and Equipment, at cost,
  net of accumulated depreciation                      756,872          903,191


Deferred Income Taxes (Note 8)                         731,000          442,000
                                                   ----------------------------
                                                   $19,357,890      $17,703,580
                                                   ============================

See Notes to Consolidated Financial Statements.

                                      F-2











LIABILITIES AND STOCKHOLDERS' EQUITY                   2001             2000
-------------------------------------------------------------------------------

Current Liabilities
  Reported and unreported claims payable (Note 7)  $ 8,238,361      $ 5,831,471
  Unearned premiums and administration fees          1,175,871        1,026,511
  Accounts payable and accrued expenses              1,459,263        1,712,748
  Contingency reserves payable (Note 6)              1,584,485        1,300,000
                                                   ----------------------------
     TOTAL CURRENT LIABILITIES                      12,457,980        9,870,730
                                                   ----------------------------
Contingency Reserves Payable (Note 6)                2,262,226        1,575,472
                                                   ----------------------------
Minority Interest in Subsidiaries                       15,768          349,331
                                                   ----------------------------
Commitments and Contingencies (Notes 4 and 13)

Stockholders' Equity (Note 9)
  Class A preferred, voting, no par value, $10
    stated value, 2,500 shares authorized;
    1,260 and 1,179 shares issued at
    December 31, 2001 and 2000                          12,600           11,790
  Class B preferred, voting, no par value,
    $1 stated value, 2,500 shares authorized;
    issued and outstanding 1,300 shares                  1,300            1,300
  Class C common, nonvoting, $.01 par value,
    10,000,000 shares authorized; issued
    1,505,760 shares                                    15,058           15,058
  Additional paid-in capital                         3,749,342        3,749,342
  Retained earnings                                  2,173,419        2,960,959
  Accumulated other comprehensive (loss)                  (624)          (1,223)
  Less cost of Class C common treasury stock,
    2001 140,156 shares, 2000 107,153 shares        (1,329,179)        (829,179)
                                                   ----------------------------
                                                     4,621,916        5,908,047
                                                   ----------------------------
                                                   $19,357,890      $17,703,580
                                                   ============================

                                      F-3





















SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000 and 1999

                                            2001                2000                1999
--------------------------------------------------------------------------------------------

Revenues:
  Premiums                              $ 58,528,766        $ 44,090,588        $ 34,705,625
  Less premiums ceded for reinsurance       (536,260)           (517,055)           (457,120)
                                        ------------        ------------        ------------
                                          57,992,506          43,573,533          34,248,505
  Third party administration fees          4,075,143           3,371,746           3,060,583
  Investment income                          687,788             767,185             513,599
  Other income                             1,142,958             711,488             605,401
                                        ------------        ------------        ------------
        TOTAL REVENUES                    63,898,395          48,423,952          38,428,088
                                        ------------        ------------        ------------

Operating expenses:
  Claims incurred                         51,709,053          35,286,842          30,539,355
  Less reinsurance recoveries                (93,629)           (136,291)           (444,296)
                                        ------------        ------------        ------------
                                          51,615,424          35,150,551          30,095,059
  Personnel expenses                       5,212,268           4,486,221           4,084,953
  Commissions                              4,200,967           1,757,300           1,385,917
  Professional fees expenses                 867,813           1,075,733           1,040,665
  Office expenses                            746,715             687,326             680,132
  Occupancy expenses                         768,696             787,892             693,391
  State insurance taxes                      686,283             541,413             418,872
  Advertising expenses                       409,074             417,676             386,280
  Other general and administrative expenses  727,854             641,616             457,181
                                        ------------        ------------        ------------
        TOTAL OPERATING EXPENSES          65,235,094          45,545,728          39,242,450
                                        ------------        ------------        ------------
        INCOME (LOSS) BEFORE INCOME
          TAXES AND MINORITY INTEREST     (1,336,699)          2,878,224            (814,362)
Income taxes (benefit) (Note 8)             (527,767)          1,034,917            (196,943)
                                        ------------        ------------        ------------
INCOME (LOSS) BEFORE MINORITY INTEREST      (808,932)          1,843,307            (617,419)
Minority interest in income (loss)
  of subsidiaries                            (91,322)           (110,670)              4,395
                                        ------------        ------------        ------------
        NET INCOME (LOSS)               $   (717,610)       $  1,953,977        $   (621,814)
                                        ============        ============        ============

Earnings (loss) per common share        $      (0.52)       $       1.38        $      (0.43)
                                        ============        ============        ============

See Notes to Consolidated Financial Statements.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                               Class A          Class B
                                             Comprehensive    Preferred        Preferred
                                              Income(Loss)       Stock           Stock
- ---------------------------------------------------------------------------------------
Balance, December 31, 1998                                     $ 11,050       $     1,300
   Issuance of Class A preferred stock                              850                 -
   Redemption of Class A preferred stock                           (420)                -
   Dividends paid ($0.05 per share)
    on Class C common stock                                           -                 -
   Purchase of treasury stock (Note 9)                                -                 -
   Comprehensive (loss):
      Net (loss)                              $ (621,814)             -                 -
      Net change in unrealized loss on
        securities available for sale            (26,276)             -                 -
                                              -----------
      Comprehensive (loss)                    $ (648,090)
                                              -------------------------------------------
Balance, December 31, 1999                                       11,480             1,300
   Issuance of Class A preferred stock                              950                 -
   Redemption of Class A preferred stock                           (640)                -
   Dividends paid ($0.05 per share)
    on Class C common stock                                           -                 -
   Purchase of treasury stock (Note 9)                                -                 -
   Comprehensive income:
      Net income                              $1,953,977              -                 -
      Net change in unrealized loss on
        securities available for sale             33,691              -                 -
                                              -----------
      Comprehensive income                    $1,987,668
                                              -------------------------------------------
Balance, December 31, 2000                                       11,790             1,300
   Issuance of Class A preferred stock                            1,230                 -
   Redemption of Class A preferred stock                           (420)                -
   Dividends paid ($0.05 per share)
    on Class C common stock                                           -                 -
   Purchase of treasury stock (Note 9)                                -                 -
   Comprehensive (loss):
      Net (loss)                              $ (717,610)             -                 -
      Net change in unrealized loss on
        Securities available for sale                599              -                 -
                                              -----------
      Comprehensive (loss)                    $ (717,011)
                                              -------------------------------------------
Balance, December 31, 2001                                     $ 12,600       $     1,300
                                                             ============================

See Notes to Consolidated Financial Statements.


                                                     Accumulated
               Class C    Additional                    Other
                Common     Paid-In       Retained   Comprehensive  Treasury
                Stock      Capital       Earnings       (Loss)       Stock       Total
------------------------------------------------------------------------------------------
              $  15,058  $3,749,342    $ 1,771,993   $ (8,638)  $  (280,480)  $ 5,259,625
                      -           -              -          -             -           850
                      -           -              -          -             -          (420)
                      -           -        (73,267)         -             -       (73,267)

                      -           -              -          -      (298,699)     (298,699)

                      -           -       (621,814)         -             -      (621,814)

                      -           -              -    (26,276)            -       (26,276)

-   --------------------------------------------------------------------------------------
                 15,058   3,749,342      1,076,912    (34,914)     (579,179)    4,239,999
                      -           -              -          -             -           950
                      -           -              -          -             -          (640)
                      -           -        (69,930)         -             -       (69,930)
                      -           -              -          -      (250,000)     (250,000)

                      -           -      1,953,977          -             -     1,953,977

                      -           -              -     33,691             -        33,691

      ------------------------------------------------------------------------------------
                 15,058   3,749,342      2,960,959     (1,223)     (829,179)    5,908,047
                      -           -              -          -             -         1,230
                      -           -              -          -             -          (420)
                      -           -        (69,930)         -             -       (69,930)
                      -           -              -          -      (500,000)     (500,000)

                      -           -       (717,610)         -             -      (717,610)

                      -           -              -        599             -           599

    --------------------------------------------------------------------------------------
              $  15,058  $3,749,342    $ 2,173,419   $   (624)  $(1,329,179)  $ 4,621,916
    ======================================================================================


SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                      2001            2000           1999
----------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net income (loss)                                 $ (717,610)    $1,953,977     $ (621,814)
 Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Depreciation                                       287,969        336,776        329,472
   Minority interest in income (loss) of subsidiaries (91,322)      (110,670)         4,395
   Amortization of discounts and premiums on
     investments, net                                (140,797)      (134,399)      (130,662)
   Loss on disposal of equipment                            -         16,076              -
   Loss on sale of equity securities                        -         27,437              -
   (Increase) decrease in receivables                 324,701       (940,660)       323,752
   (Increase) decrease in prepaids and other assets   (34,111)        39,083         13,417
   (Increase) decrease in deferred income taxes      (394,000)      (204,400)        33,400
   Increase in reported and unreported
     claims payable                                 2,406,890      1,164,218        257,631
   Increase (decrease) in accounts payable
     and accrued expenses                            (253,485)       894,347         98,632
   Increase in unearned premiums
     and administration fees                          149,360        176,734         10,734
   Increase in contingency reserves payable           971,239        152,121         32,783
                                                  ------------------------------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES    2,508,834      3,370,640        351,740
                                                  ------------------------------------------
 Cash Flows From Investing Activities
   Available for sale securities:
     Purchased                                         (7,201)       (46,310)        (6,976)
     Sales                                                  -        213,564              -
   Held to maturity securities:
     Matured or called                                890,000        437,248        560,000
     Purchased                                     (1,065,221)    (1,484,233)             -
   Repayments on collateralized mortgage obligations    2,090          8,485         55,839
   Proceeds from maturities of certificates
     of deposit                                     1,200,000      1,000,000      1,075,000
   Purchase of certificates of deposit             (1,350,000)    (1,200,000)    (1,000,000)
   (Increase) decrease in contracts with
     life insurance companies                           8,782          5,970        (15,245)
   Purchase of property and equipment                (141,650)      (145,566)      (526,943)
                                                  ------------------------------------------
       NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                        (463,200)    (1,210,842)       141,675
                                                  ------------------------------------------

See Notes to Consolidated Financial Statements.

                                                         2001           2000           1999
                                                    ------------------------------------------
 Cash Flows From Financing Activities
   Proceeds from issuance of capital stock           $    1,230     $      950     $      850
   Redemption of capital stock                             (420)          (640)          (420)
   Payment of dividends                                 (69,930)       (69,930)       (73,267)
   Purchase of treasury stock                          (500,000)      (250,000)      (298,699)
   Increase (decrease) in minority investment
    in subsidiary                                      (242,241)       105,000              -
                                                    ------------------------------------------
        NET CASH (USED IN) FINANCING ACTIVITIES        (811,361)      (214,620)      (371,536)
                                                    ------------------------------------------
        INCREASE IN CASH AND CASH EQUIVALENTS         1,234,273      1,945,178        121,879


 Cash and Cash Equivalents
   Beginning                                          7,439,514      5,494,336      5,372,457
                                                    ------------------------------------------
   Ending                                            $8,673,787     $7,439,514     $5,494,336
                                                    ==========================================
 Supplemental Disclosures of Cash Flow Information
   Cash payments for:
     Income taxes, net of refunds                    $  200,000     $1,007,032     $ (250,000)

 Supplemental Disclosures of Noncash Investing
   and Financing Activities
     (Increase) decrease in unrealized loss on
       securities available for sale                 $      599     $   33,691     $  (26,276)

                                      F-8





























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

A summary of the Company's significant accounting policies follows:

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, DAKOTACARE Administrative Services, Incorporated (DAS), and DAKOTACARE Insurance, LTD.
(DIL), its 50.11% owned subsidiary, Dakota Health Plans, Incorporated (DHP), and its 81.30% owned subsidiary (54.35% at December 31, 2000), Carewest, Inc. (Carewest). DAS and Carewest are third party administrators of health care plans for independent employer companies. DIL's primary activity is in providing reinsurance quota share excess medical stop loss coverage to DAS' self funded customers. In December 1998, DHP ceased business operations and was formally dissolved during 2001 with no material effect on the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

BASIS OF FINANCIAL STATEMENT PRESENTATION: The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the liabilities for contingency reserves payable and reported and unreported claims payable.

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

INVESTMENT SECURITIES: Investment securities classified as held to maturity are those debt securities that the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are stated at amortized cost.

Investment securities classified as available for sale are marketable equity securities and those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Investment securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in comprehensive income, net of the related deferred tax effect, if any.
                                           F-9

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------

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

                                               2001                2000
                                          ----------------------------------
Furniture, equipment and automobiles       $ 2,390,194         $ 2,248,544
Building and building improvements              53,370              53,370
Other                                          134,818             134,818
                                          ----------------------------------
                                             2,578,382           2,436,732
Less accumulated depreciation                1,821,510           1,533,541
                                          ----------------------------------
                                            $  756,872         $   903,191
                                          ==================================

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

SEGMENT REPORTING: Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company's operations are classified into three business segments.

EARNINGS (LOSS) PER COMMON SHARE: Earnings (loss) per common share was calculated by dividing net income (loss) by the weighted average number of Class C common shares outstanding during each period. The weighted average number of Class C common shares outstanding was 1,379,258 in 2001, 1,412,869 in 2000 and 1,448,600 in 1999. All references to earnings (loss) per share in the consolidated financial statements are to basic earnings (loss) per share, as the Company has no potentially issuable common stock.


NOTE 2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents and certificates of deposit: The carrying amount approximates fair value because of the relative short maturity of those instruments.

Investments: Fair values for the Company's investment securities are based on quoted market prices. At December 31, 2001, the carrying amount and fair value of the Company's investment securities was $5,107,366 and $5,236,548, respectively. At December 31, 2000, the carrying amount and fair value of the Company's investment securities was $4,785,638 and $4,866,245, respectively.

Accrued interest receivable: The carrying amount approximates fair value due to the nature of the balances recorded.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

NOTE 3. RECEIVABLES

Receivables consist of the following:

                                                 2001            2000
                                               --------      ----------
  Income taxes                               $  347,000     $   13,600
  Drug manufacturer chargebacks                 286,170        272,853
  Subrogation, net of recovery expenses         140,000         72,730
  Coordination of benefits recoverable          116,300         50,300
  Third party administrator receivables         109,784         12,178
  Reinsurance                                    84,088         51,158
  Hospital receivables                           75,790         70,000
  Premiums                                       67,962         79,040
  Funds withheld by ceding insurer               56,362        145,470
  Interest                                       51,281         38,238
  Lawsuit settlement                                  -        850,000
  Other                                         210,250        214,121
                                             ----------      ----------
                                              1,544,987      1,869,688
  Less allowance for doubtful accounts                -              -
                                             ----------      ----------
                                             $1,544,987     $1,869,688
                                             ==========      ==========

NOTE 4. REINSURANCE

The Company's policy is to reinsure that portion of risk in excess $125,000 of covered hospital inpatient expenses of any enrollee per contract year, subject to a coinsurance provision which ranged from 50% to 90% based on average daily amounts specified in the plan, and a $2,000,000 lifetime maximum benefit per enrollee. The Company would be liable for any obligations that the reinsuring company is unable to meet under the reinsurance agreement.

This reinsurance agreement also provides for enrollee benefits to be paid in the event the Company should cease operations or become insolvent, and a conversion privilege for all enrollees in the event of plan insolvency and for any enrollee that moves out of the service area of the Company.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

NOTE 5. INVESTMENT SECURITIES

Investment securities at December 31, 2001 are as follows:

                                                         Gross         Gross       Estimated
                                        Amortized      Unrealized   Unrealized       Fair
                                           Cost          Gains       (Losses)        Value
                                      --------------------------------------------------------
Debt securities held to maturity:
  Obligations of U.S. treasury, government
    agencies and corporations          $  952,097      $  57,106      $       -     $1,009,203
  Obligations of state and
    political subdivisions              3,335,293         61,293        (29,205)     3,367,381
  Corporate bonds                         686,776         39,988              -        726,764
                                        --------------------------------------------------------
                                       $4,974,166      $ 158,387      $ (29,205)    $5,103,348
                                      ========================================================
Equity securities available for sale:
  Bond mutual fund                     $  133,824      $       -      $    (624)    $  133,200
                                      ========================================================

The amortized cost and estimated fair values of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    December 31, 2001
                                            ------------------------------
                                              Amortized         Estimated
                                                 Cost           Fair Value
                                            ------------------------------

  Due in one year                           $   890,714        $   901,648
  Due after one year through five years       1,543,523          1,625,645
  Due after five years through ten years      1,911,168          1,963,949
  Due after ten years                           628,761            612,106
                                            ------------------------------
                                            $ 4,974,166        $ 5,103,348
                                            ==============================

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------

NOTE 5. INVESTMENT SECURITIES (CONTINUED)

Investment securities at December 31, 2000 are as follows:

                                                         Gross         Gross       Estimated
                                        Amortized      Unrealized   Unrealized       Fair
                                           Cost          Gains       (Losses)        Value
                                      --------------------------------------------------------
Debt securities held to maturity:
  Obligations of U.S. treasury, government
    agencies and corporations          $1,315,979      $  37,177      $  (3,261)    $1,349,895
  Obligations of state and
    political subdivisions              2,657,348         36,977         (6,516)     2,687,809
  Corporate bonds                         684,822         16,263              -        701,085
  U.S. governmental agency
    collateralized mortgage obligations     2,089              -            (33)         2,056
                                      --------------------------------------------------------
                                       $4,660,238      $  90,417      $  (9,810)    $4,740,845
                                      ========================================================
Equity securities available for sale:
  Bond mutual fund                     $  126,623      $       -      $  (1,223)    $  125,400
                                      ========================================================

The components of other comprehensive income (loss) - net change in unrealized
(loss) on securities available for sale are as follows:

                                                            Years Ended December 31,
                                                  ------------------------------------------
                                                       2001            2000          1999
                                                  ------------------------------------------
Unrealized holding gain (loss) arising
  during the period                               $     599        $  6,254      $ (26,276)
Add reclassification adjustment for net
  losses realized in net income                           -          27,437              -
                                                  ------------------------------------------
          Net change in unrealized (loss)
            before income taxes                         599          33,691        (26,276)
Income taxes                                              -               -              -
                                                  ------------------------------------------
          Other comprehensive income - net
            change in unrealized (loss) on
            securities available for sale         $     599        $ 33,691       $(26,276)
                                                  ==========================================

There were no sales of debt or equity securities during the years ended December 31, 2001 and 1999, and accordingly, no reclassification adjustments on investment securities for those years. Proceeds from the sale of securities available for sale in 2000 were $213,564 and resulted in gross losses of $27,437. At December 31, 2001 and 2000, no individual investments in obligations of state and political subdivisions exceeded 10% of the Company's equity. At December 31, 2001 and 2000, the Company had certificates of deposit of $900,000 and $700,000, respectively, on deposit with the South Dakota Department of Commerce and Regulation, Division of Insurance (Division of Insurance), to meet the deposit requirement of state insurance laws.
                                      F-14

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------

NOTE 6.  CONTINGENCY RESERVES PAYABLE

The Company's agreements with participating physicians provide that up to 20% of fees for services provided, as submitted to the Company, may be withheld to provide a contingency reserve that may be used to fund operations or meet other financial requirements of the Company. The percentage withheld for the years 1999 through 2001 was 15%. The amounts withheld may be paid to the participating physicians at the discretion of the Board of Directors of the Company, although the Company is not contractually obligated to pay out amounts withheld. Management estimates the expected amount of contingency reserves to be paid to participating physicians and records a liability based upon factors such as cash flow needs, net income, and accumulations of amounts withheld. Payments to physicians are made at such times as the Board of Directors approves payouts. The recorded liability at December 31, 2001 is equal to actual amounts withheld for the years ended December 31, 2001 and 2000. During 1999, the Company's Board of Directors, with approval from the Division of Insurance, voted to write off $1,043,131 of contingency reserves withheld in 1997, which reduced claims expense in 1999 and was accounted for as a change in accounting estimate. This change had the effect of decreasing the net loss for 1999 by $688,470, or $.48 per common share, net of income taxes.


NOTE 7.  REPORTED AND UNREPORTED CLAIMS PAYABLE

Activity in the liability for reported and unreported claims payable is summarized as follows:

                                              2001                2000                1999
                                          ---------------------------------------------------
Balance at January 1                      $ 5,831,471         $ 4,667,253         $ 4,409,622
                                          ---------------------------------------------------
Incurred related to:
  Current year                             51,684,791          36,025,786          30,226,506
  Prior years                                 (69,367)           (875,235)            911,684
  Contingency reserves written off                  -                   -          (1,043,131)
                                          ---------------------------------------------------
Total incurred                             51,615,424          35,150,551          30,095,059
                                          ---------------------------------------------------
Paid related to:
  Current year                             43,493,105          29,842,349          24,240,777
  Prior years                               5,748,359           4,195,142           5,321,000
                                          ---------------------------------------------------
Total paid                                 49,241,464          34,037,491          29,561,777
                                          ---------------------------------------------------
Less reinsurance recoverables at January 1    (51,158)                  -            (275,651)
Plus reinsurance recoverables at December 31   84,088              51,158                   -
                                          ---------------------------------------------------
Balance at December 31                    $ 8,238,361         $ 5,831,471         $ 4,667,253
                                          ---------------------------------------------------
                                          ---------------------------------------------------

                                      F-15


SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

NOTE 8.  INCOME TAX MATTERS

The Company is taxable as a property and casualty insurance company under section 831 of the Internal Revenue Code. The code prescribes certain adjustments to book income to arrive at taxable income which include adjustments to unearned premiums, discounting of loss reserves and proration of tax-exempt income. In addition, increases in contingency reserves, which are included as claims expenses, are not allowable as tax deductions until actually paid. The Company files a consolidated income tax return with its wholly-owned subsidiaries, DAS and DIL. In 2001, the consolidated income tax return also includes Carewest.

The components of income tax expense as of December 31 are as follows:


                                    2001         2000           1999
                                ---------------------------------------
Current (recoverable)           $ (133,767)  $1,239,317   $ (230,343)
Deferred (benefit)                (394,000)    (204,400)      33,400
                                ---------------------------------------
                                $ (527,767)  $1,034,917   $ (196,943)
                                ---------------------------------------
                                ---------------------------------------

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to income before income taxes as a result of the following:

                                                       2001           2000          1999
                                                    ---------------------------------------
Computed "expected" tax expense (benefit)           $ (468,000)   $1,007,000     $(285,000)
Tax exempt interest                                    (43,709)      (40,487)      (42,788)
Lobbying                                                 7,188         5,562         2,977
Change in valuation allowance for deferred
  tax assets                                             9,000        27,700       108,400
Effect of tax rate brackets and other                  (32,246)       35,142        19,468
                                                    ---------------------------------------
                                                    $ (527,767)   $1,034,917     $(196,943)
                                                    ---------------------------------------
                                                    ---------------------------------------


                                      F-16











SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

NOTE 8.  INCOME TAX MATTERS (CONTINUED)

The net deferred tax assets consist of the following components at December 31:

                                                                   2001           2000
                                                             ----------------------------
Deferred tax assets:
  Contingency reserves payable                               $ 1,308,000      $   978,000
  Reported and unreported claims payable                          81,000           57,000
  Unearned premiums                                               72,000           68,000
  Accrued expenses and other                                     233,000          226,000
  Net operating loss carryforward of subsidiaries                178,000          148,000
                                                             ----------------------------
                                                               1,872,000        1,477,000
  Less valuation allowance                                       157,000          148,000
                                                             ----------------------------
                                                               1,715,000        1,329,000
                                                             ----------------------------
Deferred tax liability:
  Property and equipment                                         (68,000)         (76,000)
                                                             ----------------------------
                                                             $ 1,647,000      $ 1,253,000
                                                             ----------------------------
                                                             ----------------------------

Reflected on the accompanying balance sheets as follows:

                                                                  2001           2000
                                                             ----------------------------
Current assets                                               $   916,000      $   811,000
Noncurrent assets                                                731,000          442,000
                                                             ----------------------------
                                                             $ 1,647,000      $ 1,253,000
                                                             ----------------------------
                                                             ----------------------------

                                      F-17


















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

To facilitate liquidity for Class C common stock (Common Stock) in the event of death, disability, or retirement of a shareholder, the Company's Board of Directors has a Stock Repurchase Program (Program). Participation in the Program is voluntary. No shareholder is required to sell his or her shares of Common Stock under the Program nor is the Company required to purchase any Common Stock under the Program. The purchase and sale of Common Stock under the Program is subject to repurchase conditions as described in the Program. The Board of Directors of the Company may, at any time, modify or terminate the Program. The Company may also, at its discretion, offer to repurchase shares of Common Stock outside of the Program in compliance with applicable laws. During 2001 and 2000, 33,003 and 34,341 shares, respectively, were acquired for the treasury under the Program.

Regulatory capital as required by the Division of Insurance at December 31, 2001 and 2000 was $200,000 on a statutory basis of accounting, which the Company significantly exceeded. As long as the Company exceeds required regulatory capital, it is not restricted by the Division of Insurance in the amount of dividends it may pay.

The Company is also subject to risk based capital (RBC) requirements promulgated by the National Association of Insurance Commissioners (NAIC).
The RBC standards establish uniform minimum capital requirements for insurance companies. The RBC formula applies various weighting factors to financial balances or various levels of activities based on the perceived degree of risk. The Company exceeded regulatory action level RBC at December 31, 2001.




                                      F-18
SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

NOTE 10.  TRANSACTIONS WITH AFFILIATE

The Company leases office space from the South Dakota State Medical Association (Association). The Company has a one year lease which automatically renews for one year terms each January 1, unless terminated with at least 30 days notice prior to the end of the lease term. The 2001 lease required minimum rental payments of $211,016 and was terminated on December 31, 2001. On January 1, 2002, the Company entered into a three year lease with the Association, which requires minimum monthly rentals of $18,982. On January 1, 2001, Carewest entered into a three year lease which requires minimum monthly rentals of $1,500. The Company also has entered into other short-term lease agreements for which the total rental commitment at December 31, 2001 was not significant. Total rental payments for the years ended December 31, 2001, 2000 and 1999 were $239,216, $217,162 and $204,870, respectively.

The Company provides group health insurance coverage for employees of the Association. Total premium income from the affiliate for the years ended December 31, 2001, 2000 and 1999 was $66,086, $55,689 and $48,330, respectively.

NOTE 11.  RETIREMENT PLAN AND DEFERRED COMPENSATION

The Company is included in a qualified money-purchase pension plan with the South Dakota State Medical Association and the South Dakota Foundation for Medical Care. This multiple-employer plan covers employees who have attained age 21, and have completed one year of service. Contributions, which are required under the plan, were an amount equal to 11.5% of the participants' compensation for the twelve-month periods ending September 1, 2001, 2000 and 1999. Retirement plan expense for the years ended December 31, 2001, 2000 and 1999 was $374,633, $275,421 and $238,689, respectively.

In connection with employment contracts between the Company and certain officers, provision has been made for future compensation which is payable upon the completion of the earlier of 25 years of service to the Company and related organizations or attainment of the age of 65 or any earlier retirement age specified by the Board of Directors by resolution. The Company is making payments to a retired officer. At December 31, 2001 and 2000, $78,112 and $89,036, respectively, was accrued under these contracts.


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

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------

NOTE 12.  SEGMENT INFORMATION (CONTINUED)

The Company's reportable segments are derived from the operations of the Company and subsidiaries that offer different products. The reportable segments are managed separately because they provide distinct services.

Year Ended December 31, 2001            HMO            TPA        Reinsurance       Totals
                                  ----------------------------------------------------------
Revenues from external customers   $ 58,945,048    $ 4,388,962    $ 410,350      $ 63,744,360
Intersegment revenues                         -        233,662            -           233,662
Investment income                       653,296         25,480        9,012           687,788
Depreciation expense                     76,212        211,757            -           287,969
Segment profit (loss)                  (717,610)      (421,426)     176,069          (962,967)
Equity in net (loss) of subsidiaries   (154,035)             -            -          (154,035)
Income tax (benefit)                   (478,400)       (49,367)           -          (527,767)
Segment assets                       18,915,606      1,286,102      622,372        20,824,080


Year Ended December 31, 2000            HMO            TPA        Reinsurance       Totals
                                  ----------------------------------------------------------
Revenues from external customers   $ 44,194,355    $ 3,588,674    $ 661,462      $ 48,444,491
Intersegment revenues                         -        255,824            -           255,824
Investment income                       685,367         63,040       18,778           767,185
Depreciation expense                     80,549        256,227            -           336,776
Segment profit (loss)                 1,953,977       (168,270)      78,139         1,863,846
Equity in net income of subsidiaries     20,539              -            -            20,539
Income tax expense                    1,004,667         30,250            -         1,034,917
Segment assets                       16,838,497      1,839,801      598,647        19,276,945




Year Ended December 31, 1999            HMO            TPA        Reinsurance       Totals
                                   --------------------------------------------------------
Revenues from external customers   $ 34,048,724    $ 3,259,507      $ 646,836    $ 37,955,067
Intersegment revenues                         -        241,325              -         241,325
Investment income                       455,461         44,138         14,000         513,599
Depreciation expense                     88,147        241,325              -         329,472
Segment (loss)                         (621,814)      (267,738)      (200,888)     (1,090,440)
Equity in net (loss) of subsidiaries   (473,021)             -              -        (473,021)
Income tax (benefit)                    (55,950)      (140,993)             -        (196,943)
Segment assets                       12,905,809      1,699,895        457,870      15,063,574



SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 12.  SEGMENT INFORMATION (CONTINUED)

                                                      2001           2000           1999
                                                ---------------------------------------------
Revenues
Total external revenues for reportable segments $ 63,744,360      $ 48,444,491   $ 37,955,067
Intersegment revenues for reportable segments        233,662           255,824        241,325
Elimination of intersegment revenues                (233,662)         (255,824)      (241,325)
Elimination of net income (loss)of subsidiaries     (154,035)           20,539       (473,021)
                                                ---------------------------------------------
    Total consolidated revenues                 $ 63,898,395      $ 48,423,952   $ 38,428,088
                                                ---------------------------------------------
                                                ---------------------------------------------

Income or Loss
Total income (loss) for reportable segments     $   (962,967)     $  1,863,846   $ (1,090,440)
Elimination of equity in net (loss)
  of subsidiaries                                   (154,035)           20,539       (473,021)
Minority interest in income (loss) of subsidiaries   (91,322)         (110,670)         4,395
                                                ---------------------------------------------
    Total consolidated net income (loss)        $   (717,610)     $  1,953,977   $   (621,814)
                                                ---------------------------------------------
                                                ---------------------------------------------

Assets
Total assets for reportable segments            $ 20,824,080      $ 19,276,945   $ 15,063,574
Elimination of intercompany receivable              (234,696)         (153,092)      (135,058)
Elimination of investment in subsidiaries         (1,231,494)       (1,420,273)    (1,274,734)
                                                ---------------------------------------------
    Total consolidated assets                   $ 19,357,890      $ 17,703,580   $ 13,653,782
                                                ---------------------------------------------
                                                ---------------------------------------------

NOTE 13.  LITIGATION

During 1998, a substantial claim was filed against the Company in circuit court which alleged wrongful nonrenewable of a sales agency contract and sought compensatory and punitive damages. The lawsuit was settled in 2001 and all payables and expenses are fully recorded in the accompanying 2001 consolidated financial statements.

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

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Year ended December 31, 2001         1st Quarter    2nd Quarter    3rd Quarter   4th Quarter
-----------------------------------------------------------------------------------------------
Total revenues                      $14,609,754   $15,381,707    $16,534,612   $17,372,322
Claims incurred, net                 11,658,449    11,680,324     12,592,451    15,684,200
Total operating expenses             14,595,560    14,465,608     17,406,493 (1)18,767,433
Net income (loss)                       106,907       556,573       (603,289)     (777,801)

Earnings (loss) per share           $      0.08   $      0.40    $     (0.44)  $     (0.57)


Year ended December 31, 2000         1st Quarter    2nd Quarter    3rd Quarter   4th Quarter
-----------------------------------------------------------------------------------------------
Total revenues                      $10,812,637   $11,612,390    $12,350,361   $13,648,564
Claims incurred, net                  7,380,452     7,774,623      8,992,386    11,003,090 (2)
Total operating expenses              9,775,972    10,322,148     11,418,495    14,029,113
Net income (loss)                       679,234       788,872        647,474      (161,603)

Earnings (loss) per share           $      0.47   $      0.55    $      0.46   $     (0.11)


(1) Includes the settlement of a lawsuit (Note 13).

(2) Includes an $850,000 receivable (reduction of incurred amount) and $420,000 payable (increase in incurred amount) relating to the settlement of two separate lawsuits relating to claims paid in prior years.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 15.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets. Statement 141 eliminates the pooling method for accounting for business combinations, requires that intangible assets that meet certain criteria be reported separately from goodwill, and requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life, requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life, requires the carrying value of goodwill which exceeds its implied fair value to be recognized as an impairment loss. The provisions of FASB Statement 141 apply to all business combinations initiated after June 30, 2001 and all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. The provisions of FASB Statement 142 are required to be implemented by the Company in the first quarter of 2002. The adoption of these new standards should have no significant impact on the Company's financial position or results of operations.

The FASB also recently issued Statement 143, Accounting for Asset Retirement Obligations. Statement 143, which is effective for fiscal years beginning after June 15, 2002, covers the accounting for closure or removal-type costs that are incurred with respect to long-lived assets. The nature of the Company's business and long-lived assets is such that adoption of this new standard should have no significant impact on the Company's financial position or results of operations.

In August 2001, the FASB issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes FASB No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Statement 144 also supersedes certain aspects of APB 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, certain dispositions may now qualify for discontinued operations treatment. The provisions of Statement 144 are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this new standard should have no significant impact on the Company's financial position or results of operations.

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.       Description
- -----------       -----------
10                Office Lease with the South Dakota State Medical Association

21                Subsidiaries of the Registrant






















































                                                                     EXHIBIT 10

                                      LEASE


This LEASE made this 1st day of January, 2002, between SOUTH DAKOTA STATE MEDICAL ASSOCIATION of Sioux Falls, South Dakota, Lessor, and South Dakota State Medical Holding Company, Inc., Sioux Falls, South Dakota, Lessee, is in agreement with:

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

The term of this lease shall begin on the 1st day of January, 2002, and end on the 31st day of December, 2004, and shall automatically renew for successive two (2) year terms unless terminated with not less than thirty (30) days notice prior to the end of the lease term. Rent payable pursuant to this lease shall be:

The sum of Eighteen Thousand Nine Hundred Eighty-Two Dollars and Twenty-Five Cents ($18,982.25) per month, payable on the first day of each month.


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

SOUTH DAKOTA STATE MEDICAL ASSOCIATION
Lessor


By: _/s/L. Paul Jensen_________________
Chief Executive Officer


DAKOTACARE
Lessee


By: _/s/Kirk Zimmer____________________
Senior Vice-President






                                                                      EXHIBIT 21







EXHIBIT 21. SUBSIDIARIES OF THE REGISTRANT

Name                                  Incorporation               % Owned
- ----                                -------------               -------

DAKOTACARE Administrative             South Dakota                  100%
  Services, Incorporated

DAKOTACARE Insurance, Ltd.            Cayman Islands                100%

Carewest, Inc.                        South Dakota                81.30%