Form 10-Q
period 2002-03-31
SD STATE MEDICAL HOLDING CO INC
filed 2002-05-15
CIK 919176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2002

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

     Class                            Outstanding at May 6, 2002
Class C Common Stock                              1,365,604

  SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
                               FORM 10-Q

                                 INDEX

                                                                 Page Number

Part 1.  Financial Information (unaudited)

   Item 1.  Financial Statements

     Consolidated Balance Sheets at
     March 31, 2002 and December 31, 2001                            2

     Consolidated Statements of Operations for
     the Three Months Ended March 31, 2002 and 2001                  3

     Consolidated Statement of Stockholders' Equity
     for the Three Months Ended March 31, 2002                       4

     Consolidated Statements of Cash Flows
     for the Three Months Ended March 31, 2002 and 2001              5

     Notes to Consolidated Financial Statements                    6-7

   Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations               7-10

   Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk                                       10

Part II.  Other Information                                         10

   Item 1.  Legal Proceedings                                       10

   Item 2.  Changes in Securities and Use of Proceeds               10

   Item 3.  Defaults Upon Senior Securities                         10

   Item 4.  Submission of Matters to a Vote
            of Security Holders                                     10

   Item 5.  Other Information                                       10

   Item 6.  Exhibits and Reports on Form 8-K                        10

   Signatures                                                       11



                       PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                            CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                       March 31,   December 31,
             ASSETS                                      2002           2001
-------------------------------------------------------------------------------
Cash and cash equivalents                           $  9,867,994   $  8,673,787
Investments in securities held to maturity               729,755        890,714
Certificates of deposit                                1,400,000      1,300,000
Receivables                                            1,392,090      1,544,987
Prepaids and other assets                                134,053        135,541
Deferred income taxes                                    936,500        916,000
                                                    -------------  -------------
  Total current assets                                14,460,392     13,461,029
                                                    -------------  -------------
Investment in securities held to maturity              4,315,774      4,083,452
Investments in securities available for sale             133,500        133,200
Certificate of deposit                                   100,000        100,000
Contracts with life insurance companies                   91,998         92,337
                                                    -------------  -------------
  Total long-term investments                          4,641,272      4,408,989
                                                    -------------  -------------
Property and equipment, net of accum. depreciation       838,883        756,872
                                                    -------------  -------------
Deferred income taxes                                    707,600        731,000
                                                    -------------  -------------
                                                    $ 20,648,147   $ 19,357,890
                                                    =============  =============
             LIABILITIES
Reported and unreported claims payable              $  8,835,584   $  8,238,361
Unearned premiums and administration fees              1,523,666      1,175,871
Accounts payable and accrued expenses                  1,445,283      1,459,263
Contingency reserves payable                           1,584,485      1,584,485
                                                    -------------  -------------
  Total current liabilities                           13,389,018     12,457,980
Contingency reserves payable                           2,915,125      2,262,226
                                                    -------------  -------------
  Total liabilities                                   16,304,143     14,720,206
                                                    -------------  -------------
Minority interest in subsidiaries                         10,645         15,768
                                                    -------------  -------------
        STOCKHOLDERS' EQUITY
Class A preferred stock, issued 1,260 shares              12,600         12,600
Class B preferred stock, issued 1,300 shares               1,300          1,300
Class C common stock, issued 1,505,760 shares             15,058         15,058
Additional paid-in capital                             3,749,342      3,749,342
Retained earnings                                      1,886,269      2,173,419
Accumulated other comprehensive (loss)                    (2,031)          (624)
Less cost of Class C common treasury stock,
    2002 140,156 shares, 2001 140,156 shares          (1,329,179)    (1,329,179)
                                                    -------------  -------------
                                                       4,333,359      4,621,916
                                                    -------------  -------------
                                                    $ 20,648,147   $ 19,357,890
                                                    =============  =============

See Notes to Consolidated Financial Statements.                            2

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    Three Months Ended March 31,
                                           2002          2001
------------------------------------------------------------------
Revenues:
  Premiums, net of reins. ceded       $ 18,096,903  $ 13,267,188
  Third party administration fees        1,285,450       937,317
  Investment income                        120,779       200,346
  Other income                             320,608       204,903
                                      ------------- -------------
     Total revenues                     19,823,740    14,609,754
                                      ------------- -------------
Operating expenses:
  Claims incurred,
    net of reins. recoveries            16,582,669    11,658,449
  Personnel expense                      1,381,753     1,188,362
  Commissions                              765,216       596,919
  Professional fees expense                245,749       293,731
  Office expense                           245,002       163,321
  Advertising                              161,612        93,432
  Occupancy expense                        187,907       184,813
  State insurance taxes                    238,388       148,829
  Other general and
    administrative expenses                320,328       267,704
                                      ------------- -------------
     Total operating expenses           20,128,624    14,595,560
                                      ------------- -------------

Income (loss) before income taxes
  and minority interest                   (304,884)       14,194

Income taxes (benefit)                     (12,100)      (78,250)
                                      ------------- -------------
Income (loss) before minority
  interest                                (292,784)       92,444
Minority interest in (loss)
  of subsidiaries                           (5,634)      (14,463)
                                      ------------- -------------
     Net income (loss)                $   (287,150) $    106,907
                                      ============= =============

Earnings (loss) per common share      $      (0.21) $       0.08
                                      ============= =============

Weighted average number of
  common shares outstanding              1,365,604     1,398,607
                                      ============= =============

See Notes to Consolidated Financial Statements.

                        SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)

                                                       Accumulated
                                 Additional               Other
                       Capital   Paid-In     Retained  Comprehensive  Treasury
                        Stock    Capital     Earnings     (Loss)        Stock       Total
-------------------------------------------------------------------------------------------
Balance,
December 31, 2001       $28,958  $3,749,342  $2,173,419  $    (624) $(1,329,179) $4,621,916

 Comprehensive (loss):
    Net (loss)               --          --    (287,150)        --           --
    Net change in un-
      realized loss on
      securities avail-
      able for sale          --          --          --     (1,407)          --
    Comprehensive (loss)     --          --          --         --           --    (288,557)
                        -------- ----------- -----------  --------- ------------ -----------
Balance, March 31, 2002 $28,958  $3,749,342  $1,886,269   $ (2,031) $(1,329,179) $4,333,359
                        ======== =========== ===========  ========= ============ ===========

See Notes to Consolidated Financial Statements.

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months Ended March 31,
                                                                  2002           2001
---------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                         $   (287,150)  $    106,907
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation                                                  63,154         69,688
    Minority interest in (loss) of subsidiaries                   (5,634)       (14,463)
    Amortization of discounts and premiums on investments, net   (36,358)       (32,756)
    Decrease in receivables                                      152,897        877,126
    Decrease in prepaids and other assets                          1,488         10,007
    Decrease in deferred income taxes                              2,900         93,600
    Increase in reported and unreported claims payable           597,223        350,516
    Increase in unearned premiums and administration fees        347,795        357,196
    (Decrease) in accounts payable and accrued expenses          (13,980)      (677,229)
    Increase in contingency reserves payable                     652,899        504,771
                                                            -------------  -------------
Net cash provided by operating activities                      1,475,234      1,645,363
                                                            -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available for sale                       (1,707)        (1,849)
  Held to maturity securities:
    Matured                                                      165,000             --
    Purchased                                                   (200,005)            --
  Proceeds from maturities of certificates of deposit            400,000        300,000
  Purchase of certificates of deposit                           (500,000)      (300,000)
  Decrease in contracts with life insurance companies                339          2,010
  Purchase of property and equipment                            (145,165)       (44,407)
                                                            -------------  -------------
Net cash (used in) investing activities                         (281,538)       (44,246)
                                                            -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of capital stock                             --            230
  Increase (decrease) in minority investment of subsidiary           511       (327,776)
                                                            -------------  -------------
Net cash (used in) financing activities                              511       (327,546)
                                                            -------------  -------------
Increase in cash and cash equivalents                          1,194,207      1,273,571
CASH AND CASH EQUIVALENTS
Beginning                                                      8,673,787      7,439,514
                                                            -------------  -------------
Ending                                                      $  9,867,994   $  8,713,085
                                                            =============  =============
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Income taxes, net of refunds                            $          0   $          0

Supplemental Disclosures of Noncash Investing
  And Financing Activities
    (Increase) decrease in unrealized loss on
      securities available for sale                         $     (1,407)   $       550


See Notes to Consolidated Financial Statements.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.  BASIS OF PRESENTATION

The consolidated financial statements of South Dakota State Medical Holding Company, Incorporated, d/b/a DAKOTACARE, (the "Company") and its wholly-owned subsidiaries, DAKOTACARE Administrative Services, Incorporated
(DAS), and DAKOTACARE Insurance Ltd. (DIL), and its 81.12% owned subsidiary, CareWest, Inc. (CW) contained in this report are unaudited but reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial information for the periods presented and are not necessarily indicative of the results to be expected for the full year.


2.  EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of Class C common shares outstanding during the period.


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

4.  SEGMENT INFORMATION

The Company has three reportable segments:  Health Maintenance Organization
(HMO), Third Party Administration (TPA) and Reinsurance. The HMO segment consists of the operations of the Company. The Company is a South Dakota licensed HMO engaged in the development of comprehensive health care delivery systems. The TPA segment consists of the operations of DAS and CW. These subsidiaries are TPA's of health care plans for independent employer companies. The reinsurance segment consists of the operations of DIL. DIL's primary activity is in providing reinsurance quota share excess medical stop loss coverage to DAS's self funded customers.

The Company evaluates performance and allocates resources based on net income determined under accounting principles generally accepted in the United States of America. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies as indicated in the Company's 2001 Annual Consolidated Financial Statements. The Company allocates payroll costs incurred based on the activities of admitting new enrollees and in adjudicating claims. The HMO segment profit (loss) includes the equity in earnings (loss) of the TPA and reinsurance segments. Intersegment revenues primarily relate to equipment rental charges which are based on the depreciation on the underlying assets.

The Company's reportable segments are derived from the operations of the Company and subsidiaries that offer different products. The reportable segments are managed separately because they provide distinct services.

For the Three Months Ended March 31, 2002

---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 18,451,605  $ 1,383,672  $  76,514    $ 19,911,791
Intersegment revenues                        --       49,569         --          49,569
Segment profit (loss)                  (287,150)     (21,559)   (72,126)       (380,835)
Segment assets                       20,326,254    1,195,477    552,636      22,074,367

The total segment loss is greater than the consolidated net loss by $93,685 because the equity in net loss of subsidiaries has not been eliminated from the individual segment amounts.

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company markets its products under the tradename of DAKOTACARE. Its products include group managed health care products such as HMO products and cafeteria plan administration and workers compensation managed care services. Its subsidiaries' (DAS and CW) products are managed care and claims administration services for self-insured employer groups. Its subsidiary, DIL, accepts reinsurance risk on some of DAS's self-funded and insured customers' life and stop-loss insurance policies. The Company and its subsidiaries DAS and CW, market their products through a network of independent insurance agents throughout South Dakota.

The Company contracts with over 98% of the physicians in the state of South Dakota, 100% of the hospitals in the state of South Dakota, and many other health care providers to provide medical services to its enrollees. At
March 31, 2002, the Company's HMO enrollment was approximately 39,000 enrollees, while its subsidiaries DAS and CW have enrollment of approximately 72,500 enrollees under their Administrative Services Only (ASO) business.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

General
The Company's net income decreased $394,057 to a net loss of $287,150 for the three months ended March 31, 2002, as compared to net income of $106,907 for the three months ended March 31, 2001. This decrease was primarily due to a net increase in operating expenses of $5,533,604 and income taxes of $66,150, but were offset by an increase in total revenues of $5,213,986.


Revenues
Total revenues increased $5,213,986, or 35.7%, for the three months ended March 31, 2002, as compared to March 31, 2001. The revenues from the net premiums generated by the health maintenance organization increased $4,900,887, or 37.4%. This increase is attributable to a 25.6% increase in the number of enrollees and a 9.3% increase in the premiums earned per enrollee for the three months ended March 31, 2002, as compared to March 31, 2001. Revenues from the TPA fees increased by $348,133 due to the net increase in enrollment and expanded services with existing enrollment. Investment income decreased by $79,567 due to lower yields overall. The reduction in income due to the lower yields was partially offset by an increase in invested assets when compared to the quarter ended March 31, 2001.

Operating Expenses
Total operating expenses increased $5,533,064, or 37.9%, for the three months ended March 31, 2002, as compared to March 31, 2001. This was due to an increase in claims incurred, personnel expenses, commissions, advertising, state insurance taxes, office expense and other general and administrative expenses. Professional fees decreased for the three months ended
March 31, 2002, as compared to March 31, 2001, which slightly reduced the other increases.

Net claims expense generated by the health maintenance organization increased $4,769,620, or 40.8%. Average claims expense per enrollee increased 12.1% for the three months ended March 31, 2002, as compared to March 31, 2001, while the number of enrollees increased 25.6%. Personnel expense increased $193,391, or 16.3% for the three months ended March 31, 2002, as compared to March 31, 2001. This is due to the increased number of personnel needed from the increased enrollment. Commissions increased $168,297 for the three months ended March 31, 2002, as compared to March 31, 2001. Enrollment increases of 25.6% in the health maintenance organization and enrollment increases of 15.6% in the TPA combined to increase commissions. Advertising expense increased $68,180 for the three months ended March 31, 2002 as compared to March 31, 2001. This fluctuates each year based on the strategy and timing for spending the budgeted amount. The total amount budgeted for 2002 was increased about 10% from last year's budget. State insurance premiums are directly related to the premiums collected by the health maintenance organization. Due to the increase in premium revenue, state insurance premiums also increased when compared to the prior year. Office expense increase $81,681 for the three months ended March 31, 2002, as compared to March 31, 2001. All components of office expense increased as a result of increased enrollment and claims for the Company. Office expense is comprised of postage, supplies, printing and telephone costs. Other general and administrative expenses increased $52,624 for the three months ended
March 31, 2002, as compared to March 31, 2001. Insurance expense was the main contributor to the increase due to increased coverages and rate increases. Professional fees decreased $47,982 for the three months ended March 31, 2002, As compared to March 31, 2001. Utilization fees decreased significantly due to the discontinuance of third party programs, while accounting fees and temporary help expenses continue to increase.

Income Taxes
Income tax expense or benefit should represent 35% of income or loss, but due to an increase in the valuation allowance for deferred tax assets and the reversal of a prior year current tax underaccrual, the amount is substantially less than the expected percentage. The valuation allowance for deferred tax assets exists due to the fact that losses incurred by a subsidiary has no prior cumulative taxable income from which to recover the taxes. Even though the subsidiary files within the consolidated tax return, cumulative losses are nondeductible due to an agreement signed with the government of the foreign subsidiary, which prohibits the deductions until income is produced by the subsidiary. In the prior year, the valuation allowance for deferred tax assets decreased, which resulted in a tax benefit even though there was net income before taxes.




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

Net cash provided by operating activities decreased by $170,129 to $1,475,2324 for the three months ended March 31, 2002, as compared to March 31, 2001.
Cash provided by operations was mainly attributed to the decrease in receivables, the increase in reported and unreported claims payable, the increase in unearned premiums, and the increase in contingency reserves payable. The cash provided by these changes were somewhat offset by the net loss for the three months ended March 31, 2002. The decrease in receivables was due to the collection of receivables from the prior year end. Reported and unreported claims payable have increased since the increase in enrollment has required additional reserves. Unearned premiums increased since the prior year end, but that is based only on the timing of premiums received from clients. Generally as enrollment grows the unearned premiums should continue to increase, but on a monthly basis will increase and decrease randomly.
There was no payment of contingency reserves payable to physicians for the three months ended March 31, 2002, which caused the increase in contingency reserves payable.

Cash flows used in investing activities were mainly the purchase of securities, certificates of deposit and equipment. Securities and certificates of deposit which matured somewhat offset the cash spent on purchasing the new securities and certificates of deposit. Most of the equipment purchased was additional computer equipment needed due to the continued growth of the Company and its efforts to continue to increase efficiencies.

The Company is not contractually obligated to pay out the contingency reserves withheld but has historically elected to pay out a majority of the amounts withheld. No dividends have been declared or paid for the three months ended March 31, 2002. Future dividend payments are dependent on operations and liquidity of the Company. The Company believes that cash flows generated by operations, withholding of contingency reserves payable, cash on hand, and short-term investment balances will be sufficient to fund operations, pay out the projected contingency reserves payable, and pay dividends on the Class C common stock.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in the footnotes to our financial statements. One of our most critical policies is also discussed below.

Estimates are used extensively in determining the claims liability at the date of the balance sheet. The information used to determine the liability is historical data, current enrollment levels and other trends as they may apply. The liability is then adjusted to a number which represents managements' best estimate at that time. The actual liability may change continuously for 18 months, but becomes more determinable as the length of time increases from the balance sheet date. Generally, the liability is not restated after the fact, as long as it is determined to be materially correct.


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

South Dakota State Medical Holding Company, Incorporated
                     (Registrant)



Date:_05/15/2002___                 By:   _/s/L. Paul Jensen_____
                                          L. Paul Jensen
                                          Chief Executive Officer
                                          (Duly Authorized Officer)


Date:_05/15/2002___                 By:   _/s/Kirk J. Zimmer_____
                                          Kirk J. Zimmer
                                          Senior Vice President
                                          (Principal Financial Officer)