Form 10-Q
period 2002-06-30
SD STATE MEDICAL HOLDING CO INC
filed 2002-08-15
CIK 919176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30,2002

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

     Class                            Outstanding at August 6, 2002
Class C Common Stock                              1,365,604

  SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
                               FORM 10-Q

                                 INDEX

                                                                 Page Number



Part 1.  Financial Information (unaudited)

   Item 1.  Financial Statements

     Consolidated Balance Sheets at
     June 30, 2002 and December 31, 2001                             2

     Consolidated Statements of Operations for
     the Three and Six Months Ended June 30, 2002 and 2001           3

     Consolidated Statement of Stockholders' Equity
     for the Six Months Ended June 30, 2002                          4

     Consolidated Statements of Cash Flows
     for the Six Months Ended June 30, 2002 and 2001                 5

     Notes to Consolidated Financial Statements                    6-8

   Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations               8-11

   Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk                                       11

Part II.  Other Information                                         12

   Item 1.  Legal Proceedings                                       12

   Item 2.  Changes in Securities and Use of Proceeds               12

   Item 3.  Defaults Upon Senior Securities                         12

   Item 4.  Submission of Matters to a Vote
            of Security Holders                                     12

   Item 5.  Other Information                                       12

   Item 6.  Exhibits and Reports on Form 8-K                        12

   Signatures                                                       13

   Exhibits 99.1-99.2  CEO and CFO Certifications                14-15


                       PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                            CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                        June 30,   December 31,
             ASSETS                                      2002           2001
-------------------------------------------------------------------------------
Cash and cash equivalents                           $  9,835,503   $  8,673,787
Investments in securities held to maturity               638,526        890,714
Certificates of deposit                                1,400,000      1,300,000
Receivables                                            1,436,673      1,544,987
Prepaids and other assets                                 55,125        135,541
Deferred income taxes                                    903,800        916,000
                                                    -------------  -------------
  Total current assets                                14,269,627     13,461,029
                                                    -------------  -------------
Investment in securities held to maturity              4,072,439      4,083,452
Investment in securities available for sale              138,500        133,200
Certificate of deposit                                   100,000        100,000
Contracts with life insurance companies                   89,988         92,337
                                                    -------------  -------------
  Total long-term investments                          4,400,927      4,408,989
                                                    -------------  -------------
Property and equipment, net of accum. depreciation       813,372        756,872
                                                    -------------  -------------
Deferred income taxes                                    861,300        731,000
                                                    -------------  -------------
                                                    $ 20,345,226   $ 19,357,890
                                                    =============  =============
             LIABILITIES
Reported and unreported claims payable              $  8,457,186   $  8,238,361
Unearned premiums and administration fees              1,460,437      1,175,871
Accounts payable and accrued expenses                  1,302,768      1,459,263
Contingency reserves payable                           1,584,485      1,584,485
                                                    -------------  -------------
  Total current liabilities                           12,804,876     12,457,980
Contingency reserves payable                           3,620,303      2,262,226
                                                    -------------  -------------
  Total liabilities                                   16,425,179     14,720,206
                                                    -------------  -------------
Minority interest in subsidiaries                         21,444         15,768
                                                    -------------  -------------
        STOCKHOLDERS' EQUITY
Class A preferred stock, issued 1,281 shares              12,810         12,600
Class B preferred stock, issued 1,300 shares               1,300          1,300
Class C common stock, issued 1,505,760 shares             15,058         15,058
Additional paid-in capital                             3,749,342      3,749,342
Retained earnings                                      1,448,298      2,173,419
Accumulated other comprehensive income(loss)                 974           (624)
Less cost of Class C common treasury stock,
    2002 140,156 shares, 2001 140,156 shares          (1,329,179)    (1,329,179)
                                                    -------------  -------------
                                                       3,898,603      4,621,916
                                                    -------------  -------------
                                                    $ 20,345,226   $ 19,357,890
                                                    =============  =============

See Notes to Consolidated Financial Statements.                            2

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                Three Months Ended June 30,   Six Months Ended June 30,
                                      2002          2001          2002          2001
---------------------------------------------------------------------------------------
Revenues:
  Premiums, net of reins. ceded  $ 18,931,379  $ 14,041,055  $ 37,028,282  $ 27,308,243
  Third party administration fees   1,080,266       888,071     2,365,716     1,825,388
  Investment income                   123,594       178,895       244,373       379,241
  Other income                        353,743       273,686       674,351       478,589
                                 ------------- ------------- ------------- -------------
     Total revenues              $ 20,488,982  $ 15,381,707  $ 40,312,722  $ 29,991,461
                                 ------------- ------------- ------------- -------------
Operating expenses:
  Claims incurred,
    net of reins. recoveries     $ 17,771,360  $ 11,680,324  $ 34,354,029  $ 23,338,773
  Personnel expense                 1,416,886     1,319,711     2,798,639     2,508,073
  Commissions                         720,258       569,882     1,485,474     1,166,801
  Professional fees expense           220,491       226,803       466,240       520,534
  Office expense                      245,578       173,125       490,580       336,446
  Advertising                         155,335        96,459       316,947       189,891
  Occupancy expense                   195,280       201,223       383,187       386,036
  State insurance taxes               239,925       149,604       478,313       298,433
  Other general and
    administrative expenses           215,133        48,477       535,461       316,181
                                 ------------- ------------- ------------- -------------
     Total operating expenses    $ 21,180,246  $ 14,465,608  $ 41,308,870  $ 29,061,168
                                 ------------- ------------- ------------- -------------

Income (loss) before income taxes
  and minority interest          $   (691,264) $    916,099  $   (996,148) $    930,293

Income taxes (benefit)               (248,200)      389,600      (260,300)      311,350
                                 ------------- ------------- ------------- -------------
Income (loss) before minority
  interest                       $   (443,064)      526,499  $   (735,848) $    618,943
Minority interest in (loss)
  of subsidiaries                      (5,093)      (30,074)      (10,727)      (44,537)
                                 ------------- ------------- ------------- -------------
     Net income (loss)           $   (437,971) $    556,573  $   (725,121) $    663,480
                                 ============= ============= ============= =============

Earnings (loss)per common share  $      (0.32) $       0.40  $      (0.53) $       0.48
                                 ============= ============= ============= =============

Weighted average number of
  common shares outstanding         1,365,604     1,387,727     1,365,604     1,393,137
                                 ============= ============= ============= =============

See Notes to Consolidated Financial Statements.

                        SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)

                                                       Accumulated
                                 Additional               Other
                       Capital   Paid-In     Retained  Comprehensive  Treasury
                        Stock    Capital     Earnings   Income(Loss)   Stock       Total
-------------------------------------------------------------------------------------------
Balance,
December 31, 2001       $28,958  $3,749,342  $2,173,419  $    (624) $(1,329,179) $4,621,916
  Issuance of Class A
    preferred stock         210          --          --         --           --         210
 Comprehensive (loss):
    Net (loss)               --          --    (725,121)        --           --
    Net change in un-
      realized loss on
      securities avail-
      able for sale          --          --          --      1,598          --
    Comprehensive (loss)     --          --          --         --           --    (723,523)
                        -------- ----------- -----------  --------- ------------ -----------
Balance, June 30, 2002  $29,168  $3,749,342  $1,448,298   $    974  $(1,329,179) $3,898,603
                        ======== =========== ===========  ========= ============ ===========

See Notes to Consolidated Financial Statements.

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended June 30,
2002 2001

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)income                                          $   (725,121)  $    663,480
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation                                                 146,507        140,751
    Minority interest in (loss) of subsidiaries                  (10,727)       (44,537)
    Amortization of discounts and premiums on investments, net   (71,794)       (66,056)
    Gain on disposal of equipment                                   (200)            --
    Decrease in receivables                                      108,314      1,078,474
    Decrease in prepaids and other assets                         80,416         15,143
    Decrease (increase) in deferred income taxes                (118,100)       102,000
    Increase in reported and unreported claims payable           218,825        617,535
    Increase in unearned premiums and administration fees        284,566        174,421
    (Decrease) in accounts payable and accrued expenses         (156,495)      (342,502)
    Increase in contingency reserves payable                   1,358,077      1,025,732
                                                            -------------  -------------
Net cash provided by operating activities                   $  1,114,268   $  3,364,441
                                                            -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available for sale                 $     (3,702)  $     (3,648)
  Held to maturity securities:
    Matured                                                      535,000        410,000
    Purchased                                                   (200,005)    (1,065,221)
  Repayments on collateralized mortgage obligations                   --          2,090
  Proceeds from maturities of certificates of deposit            350,000        450,000
  Purchase of certificates of deposit                           (450,000)      (450,000)
  Decrease in contracts with life insurance companies              2,349          5,019
  Purchase of property and equipment                            (203,007)       (72,367)
  Proceeds from the sale of property and equipment                   200             --
                                                            -------------  -------------
Net cash (used in) provided by investing activities         $     30,835   $   (724,127)
                                                            -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of capital stock                   $        210   $        400
  Payment of dividends                                                --        (69,930)
  Purchase of treasury stock                                          --       (500,000)
  Increase (decrease) in minority investment of subsidiary        16,403       (324,776)
                                                            -------------  -------------
Net cash provided by (used in) financing activities         $     16,613   $   (894,306)
                                                            -------------  -------------
Increase in cash and cash equivalents                       $  1,161,716   $  1,746,008
CASH AND CASH EQUIVALENTS
Beginning                                                      8,673,787      7,439,514
                                                            -------------  -------------
Ending                                                      $  9,835,503   $  9,185,522
                                                            =============  =============

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Income taxes, net of refunds                            $          0   $          0

Supplemental Disclosures of Noncash Investing
  And Financing Activities
    (Increase) decrease in unrealized loss on
      securities available for sale                         $      1,598   $     (1,407)


See Notes to Consolidated Financial Statements.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.  BASIS OF PRESENTATION

The consolidated financial statements of South Dakota State Medical Holding Company, Incorporated, d/b/a DAKOTACARE, (the "Company") and its wholly-owned subsidiaries, DAKOTACARE Administrative Services, Incorporated
(DAS), and DAKOTACARE Insurance Ltd. (DIL), and its 84.02% owned subsidiary, CareWest, Inc. (CW) contained in this report are unaudited but reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial information for the periods presented and are not necessarily indicative of the results to be expected for the full year.


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

The Company evaluates performance and allocates resources based on net income determined under accounting principles generally accepted in the United States of America. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies as indicated in the Company's 2001 Annual Consolidated Financial Statements. The Company allocates payroll costs incurred based on the activities of admitting new enrollees and in adjudicating claims. The HMO segment profit (loss) includes the equity in earnings (loss) of the TPA and reinsurance segments. Intersegment revenues primarily relate to equipment rental charges which are based on the depreciation on the underlying assets. Segment assets include the investment in subsidiaries.

The Company's reportable segments are derived from the operations of the Company and subsidiaries that offer different products. The reportable segments are managed separately because they provide distinct services.

For the Three Months Ended June 30, 2002

---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 19,198,265  $ 1,213,692  $  77,025    $ 20,488,982
Intersegment revenues                        --       73,280         --          73,280
Segment (loss)                         (437,971)     (46,675)    (8,571)       (493,217)
Segment assets                       20,004,176    1,138,231    543,817      21,686,224

The total segment loss is greater than the consolidated net loss by $55,246 because the equity in net loss of subsidiaries has not been eliminated from the individual segment amounts.

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

For the Six Months Ended June 30, 2002
---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 37,561,819  $ 2,597,364  $ 153,539    $ 40,312,722
Intersegment revenues                        --      122,849         --         122,849
Segment (loss)                         (725,121)     (68,234)   (80,697)       (874,052)
Segment assets                       20,004,176    1,138,231    543,817      21,686,224

The total segment loss is greater than the consolidated net loss by $148,931 because the equity in net loss of subsidiaries has not been eliminated from the individual segment amounts.

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

The Company contracts with over 98% of the physicians in the state of South Dakota, 100% of the hospitals in the state of South Dakota, and many other health care providers to provide medical services to its enrollees. At
June 30, 2002, the Company's HMO enrollment was approximately 40,000 enrollees, while its subsidiaries DAS and CW have enrollment of approximately 72,500 enrollees under their Administrative Services Only (ASO) business.

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


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

General
The Company's net income decreased $994,544 to a net loss of $437,971 for the three months ended June 30, 2002, as compared to net income of $556,573 for the three months ended June 30, 2001. This decrease was primarily due to a net increase in operating expenses of $6,714,638, but were offset by an increase in total revenues of $5,107,275 and a decrease in income taxes of $637,800 for the three months ended June 30, 2002 as compared to June 30, 2001.


Revenues
Total revenues increased $5,107,275, or 33.2%, for the three months ended
June 30, 2002, as compared to June 30, 2001. The revenues from the net premiums generated by the health maintenance organization increased $4,890,324, or 34.8%. This increase is attributable to a 24.0% increase in the number of enrollees and a 9.0% increase in the premiums earned per enrollee for the three months ended June 30, 2002, as compared to June 30, 2001. Revenues from the TPA fees increased by $192,195 due to the net increase in enrollment and expanded services with existing enrollment. Investment income decreased by $55,301 due to lower yields overall. The reduction in income due to the lower yields was partially offset by an increase in invested assets when compared to the quarter ended June 30, 2001.

Operating Expenses
Total operating expenses increased $6,714,638, or 46.4%, for the three months ended June 30, 2002, as compared to June 30, 2001. This was due to an increase in claims incurred, personnel expenses, commissions, advertising, state insurance taxes, office expense and other general and administrative expenses.

Net claims expense generated by the health maintenance organization increased $6,091,036, or 52.1%. Average claims expense per enrollee increased 22.2% for the three months ended June 30, 2002, as compared to June 30, 2001, while the number of enrollees increased 24.0%. Recent trends indicate that claims per enrollee have increased faster that revenue per enrollee. The Company recently reapplied with the Division of Insurance to increase the standard rates charged to policyholders. This will effect all July 1, 2002 and future renewals, which increases revenue in hopes of keeping pace with these increased claims costs. Personnel expense increased $97,175, or 7.4% for the three months ended June 30, 2002, as compared to June 30, 2001. This is due to the increased number of personnel needed from the increased enrollment.
Commissions increased $150,376 for the three months ended June 30, 2002, as compared to June 30, 2001. Enrollment increases of 24.0% in the health maintenance organization and enrollment increases of 15.1% in the TPA combined to increase commissions. Advertising expense increased $58,876 for the three months ended June 30, 2002 as compared to June 30, 2001. This fluctuates each year based on the strategy and timing for spending the budgeted amount. The total amount budgeted for 2002 was increased about 10% from last year's budget. State insurance taxes increased $90,321 for the three months ended
June 30, 2002, as compared to June 30, 2001. Since the expense is directly related to the premiums collected by the health maintenance organization, the increase in premium revenue increased these fees. Office expense increased $72,453 for the three months ended June 30, 2002, as compared to June 30, 2001. All components of office expense increased as a result of increased enrollment and claims for the Company. Office expense is comprised of postage, supplies, printing and telephone costs. Other general and administrative expenses increased $166,656 for the three months ended June 30, 2002, as compared to June 30, 2001. The difference in the carrying value and the underlying equity in the net assets of a subsidiary was expensed and accounted for most of the increase in this account. Insurance expense also increased as coverages and rates continue to increase. Professional fees remained relatively constant even though accounting fees continue to increase. The reduction of utilization fees offset the other increases.


Income Taxes
Income tax expense or benefit should represent 35% of income or loss, but fluctuates each period due to adjustments for permanent tax differences.
For the three months ended June 30, 2002, income tax benefit represented 35.9% of the loss before taxes and minority interest.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

General
The Company's net income decreased $1,388,601 to a net loss of $725,121 for the six months ended June 30, 2002, as compared to net income of $663,480 for the six months ended June 30, 2001. This decrease was primarily due to a net increase in operating expenses of $12,247,702, but were offset by an increase in total revenues of $10,321,261 and a decrease in income taxes of $571,650 for the six months ended June 30, 2002 as compared to June 30, 2001.


Revenues
Total revenues increased $10,321,261, or 34.4%, for the six months ended
June 30, 2002, as compared to June 30, 2001. The revenues from the net premiums generated by the health maintenance organization increased $9,810,023, or 36.2%. This increase is attributable to a 24.8% increase in the number of enrollees and a 9.2% increase in the premiums earned per enrollee for the six months ended June 30, 2002, as compared to June 30, 2001. Revenues from the TPA fees increased by $540,328 due to the net increase in enrollment and expanded services with existing enrollment. Investment income decreased by $134,868 due to lower yields overall. The reduction in income due to the lower yields was partially offset by an increase in invested assets when compared to the quarter ended June 30, 2001.

Operating Expenses
Total operating expenses increased $12,247,702, or 42.1%, for the six months ended June 30, 2002, as compared to June 30, 2001. This was due to an increase in claims incurred, personnel expenses, commissions, advertising, state insurance taxes, office expense and other general and administrative expenses. The reduction in professional fees slightly offset these increases.



Net claims expense generated by the health maintenance organization increased $10,807,377, or 46.2%. Average claims expense per enrollee increased 17.1%
for the six months ended June 30, 2002, as compared to June 30, 2001, while the number of enrollees increased 24.8%. Recent trends indicate that claims per enrollee have increased faster that revenue per enrollee. The Company recently reapplied with the Division of Insurance to increase the standard rates charged to policyholders. This will effect all July 1, 2002 and future renewals, which increases revenue in hopes of keeping pace with these
increased claims costs.   Personnel expense increased $290,566, or 11.6% for
the six months ended June 30, 2002, as compared to June 30, 2001. This is due to the increased number of personnel needed from the increased enrollment and the annual salary raises given to existing employees. Commissions increased $318,673 for the six months ended June 30, 2002, as compared to June 30, 2001. Enrollment increases of 24.8% in the health maintenance organization and enrollment increases of 15.4% in the TPA combined to increase commissions. Advertising expense increased $127,056 for the six months ended June 30, 2002 as compared to June 30, 2001. This fluctuates each year based on the strategy and timing for spending the budgeted amount. The total amount budgeted for 2002 was increased about 10% from last year's budget. State insurance taxes are increased $179,880 for the six months ended June 30, 2002, as compared to June 30, 2001. Since the expense is directly related to the premiums collected by the health maintenance organization, the increase in premium revenue increased these fees. Office expense increase $154,134 for the six months ended June 30, 2002, as compared to June 30, 2001. All components of office expense increased as a result of increased enrollment and claims for the Company. Office expense is comprised of postage, supplies, printing and telephone costs. Other general and administrative expenses increased $219,280 for the six months ended June 30, 2002, as compared to June 30, 2001. The difference in the carrying value and the underlying equity in the net assets of a subsidiary was expensed and accounted for about half of the increase in this account. Insurance expense also increased as coverages and rates continue to increase. Professional fees decreased by $54,294, even though accounting fees increased from the prior year. The reduction of utilization fees offset the increases in accounting fees.


Income Taxes
Income tax expense or benefit should represent 35% of income or loss, but fluctuates each period due to adjustments for a valuation allowance for deferred tax assets and permanent tax differences. For the six months ended June 30, 2002, income tax benefit represented 26.1% of the loss before taxes and minority interest. The valuation allowance for deferred tax assets exists due to the fact that losses incurred by a subsidiary has no prior cumulative taxable income from which to recover the taxes. Even though the subsidiary files within the consolidated tax return, cumulative losses are nondeductible due to an agreement signed with the government of the foreign subsidiary, which prohibits the deductions until income is produced by the subsidiary.


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

Net cash provided by operating activities decreased by $2,250,173 to $1,114,268 for the six months ended June 30, 2002, as compared to June 30, 2001.
Cash provided by operations was mainly attributed to the decrease in receivables, the increase in reported and unreported claims payable, the increase in unearned premiums, and the increase in contingency reserves payable. The cash provided by these changes were somewhat offset by the net loss for the six months ended June 30, 2002. The decrease in receivables was due to the collection of receivables from the prior year end. Reported and unreported claims payable have increased since the increase in enrollment has required additional reserves. Unearned premiums increased since the prior year end, which is due to the higher premium income and fluctuates based somewhat on the timing of premiums received from clients. Generally as enrollment changes, the unearned premiums will change based on increases or decreases in premium levels. There was no payment of contingency reserves payable to physicians for the six months ended June 30, 2002, which caused the increase in contingency reserves payable.

Cash flows provided from investing activities was fairly minimal for the six months ended June 30, 2002. Funds were used mainly for the purchase of securities, certificates of deposit and equipment. Securities and certificates of deposit which matured offset the cash spent on purchasing the new securities and certificates of deposit. Most of the equipment purchased was additional computer equipment needed due to the continued growth of the Company and its efforts to continue to increase efficiencies.

The Company is not contractually obligated to pay out the contingency reserves withheld but has historically elected to pay out a majority of the amounts withheld. No dividends have been declared or paid for the six months ended June 30, 2002. Future dividend payments are dependent on operations and liquidity of the Company. The Company believes that cash flows generated by operations, withholding of contingency reserves payable, cash on hand, and short-term investment balances will be sufficient to fund operations, pay out the projected contingency reserves payable, and pay dividends on the Class C common stock.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in the footnotes to our financial statements. One of our most critical policies is also discussed below.

Estimates are used extensively in determining the claims liability at the date of the balance sheet. The information used to determine the liability is historical data, current enrollment levels and other trends as they may apply. The liability is then adjusted to a number which represents management's best estimate at that time. The actual liability may change continuously for 18 months, but becomes more determinable as the length of time increases from the balance sheet date.


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


PART II:  OTHER INFORMATION

Item 1. Legal Proceedings
  None

Item 2. Changes in Securities and Use of Proceeds
  None

Item 3. Defaults Upon Senior Securities
  None

Item 4. Submission of Matters to a Vote of Security Holders
  The Annual Meeting of Stockholders was held June 8, 2002. Three Directors were elected to serve through the annual meeting of 2005.

  None

Item 5. Other Information
  None

Item 6. Exhibits and Reports on Form 8-K
  (a) Exhibit 99--CEO and CFO Certification
  (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

South Dakota State Medical Holding Company, Incorporated
                     (Registrant)



Date:_08/15/2002___                 By:   _/s/L. Paul Jensen_____
                                          L. Paul Jensen
                                          Chief Executive Officer
                                          (Duly Authorized Officer)


Date:_08/15/2002___                 By:   _/s/Kirk J. Zimmer_____
                                          Kirk J. Zimmer
                                          Senior Vice President
                                          (Principal Financial Officer)

                                                            Exhibit 99.1



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of South Dakota State Medical Holding Company, Inc., dba DAKOTACARE(the "Company") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, L. Paul Jensen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that [to the best of my knowledge]:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



__/s/__ L. Paul Jensen_____
Chief Executive Officer

August 15, 2002

                                                        Exhibit 99.2



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of South Dakota State Medical Holding Company, Inc., dba DAKOTACARE(the "Company") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce Hanson, Chief Finance Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that [to the best of my knowledge]:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/_Bruce E. Hanson__
Chief Finance Officer

August 15, 2002