Form 10-Q
period 2002-09-30
SD STATE MEDICAL HOLDING CO INC
filed 2002-11-15
CIK 919176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act)  YES    NO  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                            Outstanding at November 6, 2002
Class C Common Stock                              1,365,604

  SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
                               FORM 10-Q

                                 INDEX

                                                                 Page Number



Part 1.  Financial Information (unaudited)

   Item 1.  Financial Statements

     Consolidated Balance Sheets at
     September 30, 2002 and December 31, 2001                        2

     Consolidated Statements of Operations for
     the Three and Nine Months Ended September 30, 2002 and 2001     3

     Consolidated Statement of Stockholders' Equity
     for the Nine Months Ended September 30, 2002                    4

     Consolidated Statements of Cash Flows
     for the Nine Months Ended September 30, 2002 and 2001           5

     Notes to Consolidated Financial Statements                    6-8

   Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations               8-12

   Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk                                       12

   Item 4.  Controls and Procedures                                 12

Part II.  Other Information                                         12

   Item 1.  Legal Proceedings                                       12

   Item 2.  Changes in Securities and Use of Proceeds               12

   Item 3.  Defaults Upon Senior Securities                         12

   Item 4.  Submission of Matters to a Vote
            of Security Holders                                     12

   Item 5.  Other Information                                       12

   Item 6.  Exhibits and Reports on Form 8-K                        12

   Signatures                                                       13

   Certifications                                                14-15

   Exhibits 99.1-99.2  CEO and CFO Certifications                16-17


                       PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                            CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                    September 30,   December 31,
             ASSETS                                      2002           2001
-------------------------------------------------------------------------------
Cash and cash equivalents                           $ 11,122,547   $  8,673,787
Investments in securities held to maturity               350,086        890,714
Certificates of deposit                                1,400,000      1,300,000
Receivables                                            2,172,980      1,544,987
Prepaids and other assets                                 52,562        135,541
Deferred income taxes                                    951,600        916,000
                                                    -------------  -------------
  Total current assets                                16,049,775     13,461,029
                                                    -------------  -------------
Investment in securities held to maturity              3,654,343      4,083,452
Investment in securities available for sale              145,600        133,200
Certificate of deposit                                   100,000        100,000
Contracts with life insurance companies                   91,251         92,337
                                                    -------------  -------------
  Total long-term investments                          3,991,194      4,408,989
                                                    -------------  -------------
Property and equipment, net of accum. depreciation       761,739        756,872
                                                    -------------  -------------
Deferred income taxes                                  1,011,800        731,000
                                                    -------------  -------------
                                                    $ 21,814,508   $ 19,357,890
                                                    =============  =============
             LIABILITIES
Reported and unreported claims payable              $  9,135,417   $  8,238,361
Unearned premiums and administration fees              1,936,568      1,175,871
Accounts payable and accrued expenses                  1,640,591      1,459,263
Contingency reserves payable                           1,584,485      1,584,485
                                                    -------------  -------------
  Total current liabilities                           14,297,061     12,457,980
Contingency reserves payable                           4,327,242      2,262,226
                                                    -------------  -------------
  Total liabilities                                   18,624,303     14,720,206
                                                    -------------  -------------
Minority interest in subsidiaries                         13,097         15,768
                                                    -------------  -------------
        STOCKHOLDERS' EQUITY
Class A preferred stock, issued 1,327 and 1,260
  shares at September 30, 2002 and
  December 31, 2001, respectively                         13,270         12,600
Class B preferred stock, issued 1,300 shares               1,300          1,300
Class C common stock, issued 1,505,760 shares             15,058         15,058
Additional paid-in capital                             3,749,342      3,749,342
Retained earnings                                        720,869      2,173,419
Accumulated other comprehensive income(loss)               6,448           (624)
Less cost of Class C common treasury stock,
    140,156 shares                                    (1,329,179)    (1,329,179)
                                                    -------------  -------------
                                                       3,177,108      4,621,916
                                                    -------------  -------------
                                                    $ 21,814,508   $ 19,357,890
                                                    =============  =============

See Notes to Consolidated Financial Statements.                            2

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                               Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                                      2002          2001          2002          2001
---------------------------------------------------------------------------------------
Revenues:
  Premiums, net of reins. ceded  $ 19,467,837  $ 15,076,182  $ 56,496,119  $ 42,384,425
  Third party administration fees   1,191,993     1,014,798     3,557,709     2,840,186
  Investment income                   115,370       164,574       359,743       543,815
  Other income                        373,302       279,058     1,047,653       757,647
                                 ------------- ------------- ------------- -------------
     Total revenues              $ 21,148,502  $ 16,534,612  $ 61,461,224  $ 46,526,073
                                 ------------- ------------- ------------- -------------
Operating expenses:
  Claims incurred,
    net of reins. recoveries     $ 18,886,559  $ 12,592,451  $ 53,240,588  $ 35,931,224
  Personnel expense                 1,507,427     1,324,840     4,306,066     3,832,913
  Commissions                         727,319     2,494,055     2,212,793     3,660,856
  Professional fees expense           214,370       183,111       680,610       703,645
  Office expense                      246,191       182,634       736,771       519,080
  Advertising                         117,158       105,458       434,105       295,349
  Occupancy expense                   198,983       221,083       582,170       607,119
  State insurance taxes               251,871       188,770       730,184       487,203
  Other general and
    administrative expenses           202,500       114,091       737,961       430,272
                                 ------------- ------------- ------------- -------------
     Total operating expenses    $ 22,352,378  $ 17,406,493  $ 63,661,248  $ 46,467,661
                                 ------------- ------------- ------------- -------------

Income(loss) before income taxes
  and minority interest          $ (1,203,876) $   (871,881) $ (2,200,024) $     58,412

Income taxes (benefit)               (468,100)     (241,177)     (728,400)       70,173
                                 ------------- ------------- ------------- -------------
(Loss) before minority
  interest                       $   (735,776)     (630,704) $ (1,471,624) $    (11,761)
Minority interest in (loss)
  of subsidiaries                      (8,347)      (27,415)      (19,074)      (71,951)
                                 ------------- ------------- ------------- -------------
     Net income (loss)           $   (727,429) $   (603,289) $ (1,452,550) $     60,190
                                 ============= ============= ============= =============

Earnings (loss) per common share $      (0.53) $      (0.44) $      (1.06) $       0.04
                                 ============= ============= ============= =============

Weighted average number of
  common shares outstanding         1,365,604     1,365,604     1,365,604     1,383,859
                                 ============= ============= ============= =============

See Notes to Consolidated Financial Statements.

                        SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)

                                                       Accumulated
                                 Additional               Other
                       Capital   Paid-In     Retained  Comprehensive  Treasury
                        Stock    Capital     Earnings   Income(Loss)   Stock       Total
-------------------------------------------------------------------------------------------
Balance,
December 31, 2001       $28,958  $3,749,342  $2,173,419  $    (624) $(1,329,179) $4,621,916
  Issuance of Class A
    preferred stock         670          --          --         --           --         670
 Comprehensive (loss):
    Net (loss)               --          --  (1,452,550)        --           --
    Net change in un-
      realized loss on
      securities avail-
      able for sale          --          --          --      7,072           --
    Comprehensive (loss)     --          --          --         --           --  (1,445,478)
                        -------- ----------- -----------  --------- ------------ -----------
Balance, Sept. 30, 2002 $29,628  $3,749,342  $  720,869   $  6,448  $(1,329,179) $3,177,108
                        ======== =========== ===========  ========= ============ ===========

See Notes to Consolidated Financial Statements.

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Nine Months Ended Sept. 30,
                                                                 2002            2001
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)income                                          $ (1,452,550)  $     60,190
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation                                                 212,938        211,484
    Minority interest in (loss) of subsidiaries                  (19,074)       (71,951)
    Amortization of discounts and premiums on investments, net  (110,258)      (103,332)
    Gain on disposal of equipment                                   (200)            --
    (Increase) decrease in receivables                          (627,993)       884,444
    Decrease in prepaids and other assets                         82,979         20,143
    (Increase) decrease in deferred income taxes                (316,400)       112,200
    Increase in reported and unreported claims payable           897,056      1,071,583
    Increase in unearned premiums and administration fees        760,697          7,465
    Increase (decrease) in accounts payable and accrued expenses 181,328       (343,145)
    Increase in contingency reserves payable                   2,065,016      1,575,125
                                                            -------------  -------------
Net cash provided by operating activities                   $  1,673,539   $  3,424,206
                                                            -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available for sale                 $     (5,328)  $     (5,455)
  Held to maturity securities:
    Matured                                                    1,280,000        810,000
    Purchased                                                   (200,005)    (1,065,221)
  Repayments on collateralized mortgage obligations                   --          2,090
  Proceeds from maturities of certificates of deposit          1,050,000      1,100,000
  Purchase of certificates of deposit                         (1,150,000)    (1,100,000)
  Decrease in contracts with life insurance companies              1,086          7,029
  Purchase of property and equipment                            (217,805)       (82,141)
  Proceeds from the sale of property and equipment                   200             --
                                                            -------------  -------------
Net cash provided by (used in) investing activities         $    758,148   $   (333,698)
                                                            -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of capital stock                   $        670   $      1,010
  Payment of dividends                                                --        (69,930)
  Purchase of treasury stock                                          --       (500,000)
  Increase (decrease) in minority investment of subsidiary        16,403       (327,589)
                                                            -------------  -------------
Net cash provided by (used in) financing activities         $     17,073   $   (896,509)
                                                            -------------  -------------
Increase in cash and cash equivalents                       $  2,448,760   $  2,193,999
CASH AND CASH EQUIVALENTS
Beginning                                                      8,673,787      7,439,514
                                                            -------------  -------------
Ending                                                      $ 11,122,547   $  9,633,513
                                                            =============  =============

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Income taxes, net of refunds                            $          0   $          0

Supplemental Disclosures of Noncash Investing
  And Financing Activities
    Decrease in unrealized loss on
      securities available for sale                         $      7,072   $      3,045


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

The Company evaluates performance and allocates resources based on net income determined under accounting principles generally accepted in the United States of America. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies as indicated in the Company's 2001 Annual Consolidated Financial Statements. The Company allocates payroll costs incurred based on the activities of admitting new enrollees and in adjudicating claims. The HMO segment profit (loss) includes the equity in earnings (loss) of the TPA and reinsurance segments. Intersegment revenues primarily relate to equipment rental charges which are based on the depreciation of the underlying assets. Segment assets include the investment in subsidiaries.

The Company's reportable segments are derived from the operations of the Company and subsidiaries that offer different products. The reportable segments are managed separately because they provide distinct services.

For the Three Months Ended September 30, 2002

---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 19,924,793  $ 1,148,873  $  74,836    $ 21,148,502
Intersegment revenues                        --       63,306         --          63,306
Segment (loss)                         (727,429)     (52,269)    (7,642)       (787,340)
Segment assets                       21,406,723    1,219,620    547,038      23,173,381

The total segment loss is greater than the consolidated net loss by $59,911 because the equity in net loss of subsidiaries has not been eliminated from the individual segment amounts.

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


For the Nine Months Ended September 30, 2002
---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 57,486,612  $ 3,746,237  $ 228,375    $ 61,461,224
Intersegment revenues                        --      186,155         --         186,155
Segment (loss)                       (1,452,550)    (120,503)   (88,339)     (1,661,392)
Segment assets                       21,406,723    1,219,620    547,038      23,173,381

The total segment loss is greater than the consolidated net loss by $208,842 because the equity in net loss of subsidiaries has not been eliminated from the individual segment amounts.

For the Nine Months Ended September 30, 2001
---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 43,376,974  $ 3,099,722  $ 315,943    $ 46,792,639
Intersegment revenues                        --      169,815         --         169,815
Segment profit (loss)                    60,190     (469,869)   131,352        (278,327)
Segment assets                       18,863,713      993,117    624,895      20,481,725

The total segment profit is less than the consolidated net income by $338,517 because the equity in net loss of subsidiaries has not been eliminated from the individual segment amounts.

5.  COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) was ($721,955) and ($600,397) for the three months ended September 30, 2002 and 2001, respectively, and ($1,445,478) and $63,235 for the nine months ended September 30, 2002 and 2001, respectively. The difference between comprehensive income (loss) and net income (loss) presented in the Consolidated Statements of Operations is attributed solely to change in unrealized gains and losses on securities available for sale during the periods presented.

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

The Company contracts with over 98% of the physicians in the state of South Dakota, 100% of the hospitals in the state of South Dakota, and many other health care providers to provide medical services to its enrollees. At September 30, 2002, the Company's HMO enrollment was approximately 39,500 enrollees, while its subsidiaries DAS and CW have enrollment of approximately 78,000 enrollees under their Administrative Services Only (ASO) business.

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


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

General
The Company's net loss increased $124,140 to $727,429 for the three months ended September 30, 2002, as compared to a net loss of $603,289 for the three months ended September 30, 2001. This increase in net losses was primarily due to a net increase in operating expenses of $4,945,885, but was offset by an increase in total revenues of $4,613,890 and a decrease in income taxes of $226,923 for the three months ended September 30, 2002 as compared to September 30, 2001.


Revenues
Total revenues increased $4,613,890, or 27.9%, for the three months ended September 30, 2002, as compared to September 30, 2001. The revenues from the net premiums generated by the health maintenance organization increased $4,389,239, or 29.3%. This increase is attributable to a 17.1% increase in the number of enrollees and a 10.4% increase in the premiums earned per enrollee for the three months ended September 30, 2002, as compared to September 30, 2001. Revenues from the TPA fees increased by $177,195 due to the net increase in enrollment and expanded services with existing enrollment. Investment income decreased by $49,204 due to lower yields overall. The reduction in income due to the lower yields was partially offset by an increase in invested assets when compared to the quarter ended September 30, 2001.

Operating Expenses
Total operating expenses increased $4,945,885, or 28.4%, for the three months ended September 30, 2002, as compared to September 30, 2001. This was due to an increase in claims incurred, personnel expenses, professional fees, state insurance taxes, office expense and other general and administrative expenses, but was somewhat offset by a decrease in commissions.

Net claims expense generated by the health maintenance organization increased $6,212,013, or 49.1%. Average claims expense per enrollee increased 27.4% for the three months ended September 30, 2002, as compared to September 30, 2001, while the number of enrollees increased 17.1%. Recent trends indicate that claims per enrollee have increased faster than revenue per enrollee. The Company recently reapplied with the Division of Insurance to increase the standard rates charged to policyholders. This will effect all January 1, 2003 and future renewals, which increases revenue to offset the continued trend of rising claims costs. Personnel expense increased
$182,587, or 13.8% for the three months ended September 30, 2002, as compared to September 30, 2001. This is due to the increased number of personnel needed from the increased enrollment and the annual salary adjustments made June of each year. Professional fees increased $31,259, or 17.1% for the three months ended September 30, 2002, as compared to September 30, 2001. Legal, accounting and actuarial fee increases reduced by the decrease in mental health network fees accounted for the majority of the change. State insurance taxes increased $63,101 for the three months ended September 30, 2002, as compared to September 30, 2001. Since the expense is directly related to the premiums collected by the health maintenance organization, the increase in premium revenue increased these fees. Office expense increased $63,557 for the three months ended September 30, 2002, as compared to September 30, 2001. All components of office expense increased as a result of increased enrollment and claims for the Company. Office expense is comprised of postage, supplies, printing and telephone costs. Other general and administrative expenses increased $88,409 for the three months ended September 30, 2002, as compared to September 30, 2001. Insurance expense increased as coverages were renewed which accounted for most of the increase. Commissions decreased $1,766,736 for the three months ended September 30, 2002 as compared to September 30, 2001 due to the payment of a settlement in 2001 relating to commissions. The decrease due to the settlement was offset by the increase in commissions paid, which increased as a result of increased premium revenue when compared to the prior year.

Income Taxes
Income tax benefit should represent 35% of income or loss, but fluctuates each period due to adjustments for permanent tax differences.
For the three months ended September 30, 2002, income tax benefit represented 38.9% of the loss before taxes and minority interest.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

General
The Company's net income decreased $1,512,740 to a net loss of $1,452,550 for the nine months ended September 30, 2002, as compared to net income of $60,190 for the nine months ended September 30, 2001. This decrease was primarily due to a net increase in operating expenses of $17,193,587, but were offset by an increase in total revenues of $14,935,151 and a decrease in income taxes of $798,573 for the nine months ended September 30, 2002 as compared to September 30, 2001.


Revenues
Total revenues increased $14,935,151, or 32.1%, for the nine months ended September 30, 2002, as compared to September 30, 2001. The revenues from the net premiums generated by the health maintenance organization increased $14,199,262, or 33.8%. This increase is attributable to a 22.1% increase in the number of enrollees and a 9.5% increase in the premiums earned per enrollee for the nine months ended September 30, 2002, as compared to September 30, 2001. Revenues from the TPA fees increased by $717,523 due to the net increase in enrollment and expanded services with existing enrollment. Investment income decreased by $184,072 due to lower yields overall. The reduction in income due to the lower yields was partially offset by an increase in invested assets when compared to the quarter ended
September 30, 2001.

Operating Expenses
Total operating expenses increased $17,193,587, or 37.0%, for the nine months ended September 30, 2002, as compared to September 30, 2001. This was due to an increase in claims incurred, personnel expenses, advertising, state insurance taxes, office expense and other general and administrative expenses. The reduction in commissions slightly offset these increases.



Net claims expense generated by the health maintenance organization increased $17,019,390, or 47.2%. Average claims expense per enrollee increased 20.6%
for the nine months ended September 30, 2002, as compared to September 30, 2001, while the number of enrollees increased 22.1%. Recent trends indicate that claims per enrollee have increased faster that revenue per enrollee. The Company recently reapplied with the Division of Insurance to increase the standard rates charged to policyholders. This will effect all January 1, 2003 and future renewals, which increases revenue to offset the continued trend of
rising claims costs.   Personnel expense increased $473,153, or 12.3% for
the nine months ended September 30, 2002, as compared to September 30, 2001. This is due to the increased number of personnel needed from the increased enrollment and the annual salary raises given to existing employees.
Advertising expense increased $138,756 for the nine months ended
September 30, 2002 as compared to September 30, 2001. This fluctuates each year based on the strategy and timing for spending the budgeted amount. The total amount budgeted for 2002 was increased about 10% from last year's budget. State insurance taxes have increased $242,981 for the nine months ended September 30, 2002, as compared to September 30, 2001. Since the expense is directly related to the premiums collected by the health maintenance organization, the increase in premium revenue increased these fees. Office expense increased $217,691 for the nine months ended September 30, 2002, as compared to September 30, 2001. All components of office expense increased as a result of increased enrollment and claims for the Company. Office expense is comprised of postage, supplies, printing and telephone costs.
Other general and administrative expenses increased $307,689 for the nine months ended September 30, 2002, as compared to September 30, 2001. The impaired portion of the carrying value of a subsidiary was expensed and accounted for about half of the increase in this amount. Insurance expense also increased significantly as coverages were renewed and rates increased. Commissions decreased $1,448,063 for the nine months ended
September 30, 2002 as compared to September 30, 2001 due to the payment of a settlement in 2001 relating to commissions. The decrease due to the settlement was offset by the increase in commissions paid, which increased as a result of increased premium revenue when compared to the prior year.



Income Taxes
Income tax expense or benefit should represent 35% of income or loss, but fluctuates each period due to adjustments for a valuation allowance for deferred tax assets and permanent tax differences. For the nine months ended September 30, 2002, income tax benefit represented 33.1% of the loss before taxes and minority interest. The valuation allowance for deferred tax assets exists due to the fact that losses incurred by a subsidiary has no prior cumulative taxable income from which to recover the taxes. Even though the subsidiary files within the consolidated tax return, cumulative losses are nondeductible due to an agreement signed with the government of the foreign subsidiary, which prohibits the deductions until income is produced by the subsidiary.


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

Net cash provided by operating activities decreased by $1,750,667 to $1,673,538 for the nine months ended September 30, 2002, as compared to September 30, 2001. Cash provided by operations was mainly attributed to the increase in reported and unreported claims payable, the increase in unearned premiums, and the increase in contingency reserves payable. The cash provided by these changes were somewhat offset by the net loss for the nine months ended
September 30, 2002, an increase in receivables and an increase in deferred income taxes. Reported and unreported claims payable have increased since the increase in enrollment has required additional reserves. Unearned premiums increased since the prior year end, which is due to the higher premium income and fluctuates based somewhat on the timing of premiums received from clients. Generally as enrollment changes, the unearned premiums will change based on increases or decreases in premium levels. There was no payment of contingency reserves payable to physicians for the nine months ended September 30, 2002, which caused the increase in contingency reserves payable. The increase in receivables was due mainly to the increase in income taxes receivable.
Deferred income taxes also increase due to the large amount of contingency Reserves which are not deductible for income taxes until they are paid.

Cash flows provided from investing activities were a result of securities which matured. Funds were used mainly for the purchase of securities and equipment. Certificates of deposit which matured were all rolled over into new certificates. Most of the equipment purchased was additional computer equipment needed due to the continued growth of the Company and its efforts to continue to increase efficiencies.

The Company is not contractually obligated to pay out the contingency reserves withheld but has historically elected to pay out a majority of the amounts withheld. No dividends have been declared or paid for the nine months ended September 30, 2002. Future dividend payments are dependent on operations and liquidity of the Company. The Company believes that cash flows generated by operations, withholding of contingency reserves payable, cash on hand, and short-term investment balances will be sufficient to fund operations, pay out the projected contingency reserves payable, and pay dividends on the Class C common stock. Even though cash flows may provide for the payment of dividends and contingency reserves, the board of directors determine the amounts that are paid. Risk based capital requirements, budgeted cash expenditures and a number of other factors may influence the board's decision for these payments.


CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in the footnotes to our financial statements for our latest 10K which we filed March 31, 2002.
One of our most critical policies is also discussed below.

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


INFLATION

A substantial portion of the Company's operating expenses consist of health care costs, which, in the general economy, have been rising at a rate greater than that of the overall Consumer Price Index. The Company believes that its cost control measures and risk sharing arrangements reduce the effect of inflation on such costs. Historically, market conditions and the regulatory environment in which the Company operates have permitted the Company to offset a portion or all of the impact of inflation on the cost of health care benefits through premium increases. If the Company was not able to continue to increase premiums, a material adverse impact on the Company's operations could result. Inflation has not had a material effect on the remainder of the Company's operating expenses.

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


Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this quarterly report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure and controls procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

South Dakota State Medical Holding Company, Incorporated
                     (Registrant)



Date:_11/15/2002___                 By:   _/s/L. Paul Jensen_____
                                          L. Paul Jensen
                                          Chief Executive Officer
                                          (Duly Authorized Officer)


Date:_11/15/2002___                 By:   _/s/Kirk J. Zimmer_____
                                          Kirk J. Zimmer
                                          Senior Vice President
                                          (Principal Financial Officer)

Certifications


I, L. Paul Jensen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of South Dakota State Medical Holding Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


__/s/__ L. Paul Jensen_____
L. Paul Jensen
Chief Executive Officer

November 15, 2002

I, Bruce E. Hanson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of South Dakota State Medical Holding Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/_Bruce E. Hanson__
Bruce E. Hanson
Chief Finance Officer

November 15, 2002

                                                        Exhibit 99.1



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of South Dakota State Medical Holding Company, Inc., dba DAKOTACARE(the "Company") on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, L. Paul Jensen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



__/s/__ L. Paul Jensen_____
Chief Executive Officer

November 15, 2002

                                                        Exhibit 99.2



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of South Dakota State Medical Holding Company, Inc., dba DAKOTACARE(the "Company") on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce Hanson, Chief Finance Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/_Bruce E. Hanson__
Chief Finance Officer

November 15, 2002