Form 10-K
period 2002-12-31
SD STATE MEDICAL HOLDING CO INC
filed 2003-03-31
CIK 919176

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2002

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES __X___ NO ____

Indicate by checkmark whether the registrant is an accelerated filer (or Defined in Rule 12b-2 of the Exchange Act). YES ___ NO __X__

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

     Class                                       Outstanding at March 12, 2003
     -----                                       -----------------------------
Class C Common Stock                                          1,365,604

The aggregate market value of the voting stock held by non-affiliates is not determinable as there is no market or exchange where these shares are traded.

Management has made its best effort to write the Company's Form 10-K report in plain, easy-to-understand English. The Business section (Item 1)attempts to outline the scope of strategies currently employed at South Dakota State Medical Holding Company, Inc. Although compelling, the other information contained in this report is important and necessary in order to gain a thorough understanding of our business, markets, customers and competition. Accordingly, please read our entire Form 10-K report, as the principles of the business are complicated, which involve risk and uncertainties.
Reference to "we", "us", "our", "Company", "Corporation" or "Dakotacare" means South Dakota State Medical Holding Company, Inc.

When used in this report, the words "anticipate", "believe", "estimate", "will", "may", "intend" and "expect" and similar expressions identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general expansion of our business. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved.

                        DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the document listed below have been incorporated by Reference into the indicated part of this Form 10-K;

Proxy Statement for 2003 Annual Meeting Item 11 of Part III

                                     PART I

ITEM 1. BUSINESS

South Dakota State Medical Holding Company, Incorporated, was incorporated in the State of South Dakota on May 5, 1988. Its corporate offices are located at 1323 South Minnesota Avenue, Sioux Falls, South Dakota, 57105. The Articles of Incorporation permit the Company to engage in the development of quality comprehensive health care delivery systems; to conduct, promote, or operate alternative health care delivery systems and other contractual health service arrangements, including but not limited to, traditional third party reimbursement systems, preferred provider organizations, and health maintenance organizations.

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

The Company's agreements with participating physicians provide that up to 20% of fees for services provided, as submitted to and allowed by the Company, may be withheld to provide a contingency reserve that may be used to fund operations or meet other financial requirements of the Company. The percentage withheld for years 2000 through 2002 was 15%. The contingency reserve withholding is also designed to encourage efficient medical practice by the physicians. Less expensive medical outcomes enhance net income and consequently, an increased likelihood of contingency reserve payouts to the physicians. The amounts withheld may be paid to the participating physicians at the discretion of the Board of Directors of the Company, although the Company is not contractually obligated to pay out amounts withheld. Management estimates the expected amount of contingency reserves and records a liability based upon factors such as cash flow needs, net income, and accumulations of amounts withheld. The Company withheld from payment to the participating physicians $2,974,808 and $2,215,750 for the years ended December 31, 2002 and 2001, respectively. Payments to physicians are made at such times as the Board of Directors approves payouts. The recorded liability for contingency reserves at December 31, 2002 and 2001, was $5,190,558 and $3,846,711, respectively. The recorded liability is equal to actual amounts withheld plus or minus claims adjustments for each of the two years in the period ended December 31, 2002.

                                                                          2.
In 1992, the Company incorporated DAKOTACARE Administrative Services, Incorporated (DAS), a wholly owned subsidiary of the Company. In 1994, the Company organized and then purchased a 50.11% interest in Dakota Health Plans, Incorporated (DHP). During December of 1998, DHP ceased business operations and the Company was formally dissolved in 2001. In January 1996, the Company incorporated DAKOTACARE Insurance, Ltd. (DIL), a wholly owned subsidiary of the Company. DIL was formed to accept reinsurance risk on stop-loss policies of DAS and DHP customers, reinsurance risk on group term life insurance coverage of DAKOTACARE and DAS customers and other insurance risks. In August 2000, the Company organized and purchased a 54.35% interest in Carewest, Inc. (Carewest) The Company increased its ownership percentage in Carewest to 81.30% at December 31, 2001 and to 84.03% at December 31, 2002. The Articles of Incorporation of DAS and Carewest permit them to engage in the development of Third Party
Administration services for health and welfare plans. Carewest has subcontracted with DAS to perform a substantial part of the Third Party Administration activities.

PRODUCTS AND MARKETING
The Company markets its products under the trade name of DAKOTACARE. The Company has three reportable segments as defined by Financial Accounting Standards Board (FASB) Statement No. 131. The segments' products include health care products (HMO), managed care and claims administration services for self-insured employer groups (TPA) and the reinsurance segment, which provides excess medical stop loss coverage to the self insured employer groups. A detailed analysis of the various segments is contained in the Notes to the Consolidated Financial Statements-Note 12. The Company markets its products through an exclusive network of independent insurance agents throughout South Dakota.

The Company markets its products to employer groups with a minimum of two covered employees and its' customers range in size from employers of this size to its largest customer with over 12,550 employees. As of January 1, 2003, DAKOTACARE and its subsidiaries provided health care services to approximately 120,000 individuals, which also includes medical coverage enrollment and ancillary product enrollment for both the HMO and TPA segments.

Approximately 17% of the state's population and approximately 26% of DAKOTACARE's target market of approximately 460,000 is served by DAKOTACARE and its subsidiaries, which does not include Medicare and Medicaid populations, federal employee groups, the individual policy market, and other potential populations. The Company's HMO enrollment for medical coverage, which was approximately 35,000 at the end of 2001, increased to approximately 40,000 by the end of 2002. Net enrollment declined by approximately 1,000 members for January 1, 2003. Commencing in 1993, the Company began its TPA business and by January 1, 2003, had enrolled for medical coverage approximately 59,000 enrollees, bringing the total individuals served by the Company and its' subsidiaries to medical coverage to approximately 98,000. The Company's HMO client disenrollment rate is lower than the industry rate as a whole. The ancillary product enrollment for the HMO and TPA segments increased to a total of approximately 22,000 for January 1, 2003, bringing the total health care services enrollment to approximately 120,000. All underwriting and pricing decisions are made by the DAKOTACARE underwriting department based on underwriting policy and guidelines established by senior management. DAKOTACARE's underwriters evaluate the prior loss history, the inherent risk characteristics, and the demographic makeup of the applicants where appropriate.

The Company's policy is to reinsure that portion of risk in excess of $125,000 in 2002 and 2001 of covered hospital inpatient expenses of any enrollee per contract year. The covered expenses are subject to a coinsurance provision which ranged from 50% to 90% in 2002 and 2001 based on average daily amounts specified in the plan. They are also subject to a $2,000,000 lifetime maximum benefit per enrollee in 2002 and 2001. The Company would be liable for any obligations that the reinsuring company is unable to meet under the reinsurance agreement. The reinsurance agreement also provides for enrollee benefits to be paid in the event the Company should cease operations or become insolvent, and a conversion privilege for all enrollees in the event of plan insolvency and for any enrollee that moves out of the service area of the Company.

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

The Company is also subject to risk based capital (RBC) requirements promulgated by the National Association of Insurance Commissioners (NAIC). The RBC standards establish uniform minimum capital requirements for insurance companies. The RBC formula applies various weighting factors to financial balances or various levels of activities based on the perceived degree of risk. The Company exceeded Regulatory Action Level RBC at December 31, 2002, but did not exceed the Company Action Level RBC. As required by the Division, the Company intends to formulate a plan to achieve and exceed this requirement and submit it to the Division for approval.

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

                                                                          4.

The following table sets forth, by type of investment, the percentage of the total investment portfolio, excluding cash and cash equivalents and contracts with life insurance companies, represented by each type of investment as of December 31:

                                                       2002              2001
                                                       ----              ----
 Certificates of deposit                               23.5%             21.5%
 Obligations of state and political
   subdivisions                                        54.1              51.3
 Obligations of U.S. Treasury, government
   agencies and corporations                            9.3              14.6
 Corporate bonds                                       10.8              10.6
 Bond mutual funds                                      2.3               2.0
                                                      -----             -----

                                                      100.0%            100.0%
                                                      =====             =====

The Company's investment portfolio, excluding cash and cash equivalents and contracts with life insurance companies, totaled $6,372,146 and $6,507,366 as of December 31, 2002 and 2001, respectively. Cash and cash equivalents totaling $10,543,214 and $8,673,787 at December 31, 2002 and 2001, respectively, are invested substantially in interest bearing accounts.

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

EMPLOYEES
As of December 31, 2002, the Company employed 127 persons on a full-time basis. None of these employees are covered by a collective bargaining agreement, and the Company believes its employee relations are good.



ITEM 2. PROPERTIES

The Company leases office space in Sioux Falls, South Dakota, from the South Dakota State Medical Association (Association). See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS for additional details on this lease with the Association, which is an affiliated company. The Company owns an office building in Webster, SD. The Company leases office space in Rapid City, SD starting January 1, 2001 that terminates December 31, 2003.


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

On September 9, 1998, a claim against the Company was filed in the 2nd Circuit Court of South Dakota by Sioux Agency, Inc., D. Greg Heineman and Roger D. Larsen, who are stockholders of the Company, and by Williams Insurance
Agency, Inc., a non-stockholder of the Company. The claim alleged wrongful non-renewal of a sales agency contract and sought both compensatory and punitive damages. This lawsuit was settled in July, 2001, under a confidentiality provision between the parties. The amount of settlement is included in the third quarter 2001 results of operations and related cash flows. The settlement expense is also included and allocated between the HMO and TPA segments in determining segment income or loss for each.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(A) There were no matters submitted to shareholder vote in the fourth quarter of 2002.





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

HOLDERS
As of March 12, 2003, there were 1,360 holders of record of Class A preferred stock, 1 holder of Class B preferred stock, and 694 holders of record of Class C common stock. There are no options or warrants outstanding.


DIVIDENDS
The Class A and B preferred stockholders are not entitled to dividends. The Company is not required to pay annual cumulative dividends to its Class C common stock. The Board of Directors, at its discretion, can elect to pay dividends in any amount subject to availability of funds and regulatory requirements. As long as the Company exceeds required regulatory capital as required by the Division, there are no dividend restrictions. Regulatory capital as required by the Division at December 31, 2002 and 2001 was $200,000 on a statutory basis of accounting, which the Company significantly exceeded. No dividends were paid in 2002 and none are accrued at December 31, 2002. During 2001, the Company paid dividends of $69,930 on Class C stock.


                                                                          7.
STOCK REPURCHASE PLAN
As a service to the Company's shareholders to facilitate liquidity for Class C common stock (Common Stock) in the event of death, disability, or retirement of a shareholder, the Company's Board of Directors adopted a Stock Repurchase Program (Program) which was implemented in February 1998. Participation in the Program is voluntary. No shareholder is required to sell his or her shares of Common Stock under the Program nor is the Company required to purchase any Common Stock under the Program. No shares were acquired in 2002 for the treasury under the Program. During 2001, 33,003 shares were acquired for the treasury under the Program. The value per share was computed using guidelines established in 1995 by an investment organization, and updated using audited consolidated financial statements. These calculations are tested for accuracy and consistency by an independent accounting firm. The purchase and sale of Common Stock under the Program is subject to repurchase conditions as described in the Program.

UNREGISTERED SALES OF SECURITIES
Ownership of the Company's Class A Voting Preferred Stock is restricted to medical or osteopathic physicians who have executed participating physician agreements with the Company. Class A Preferred Stock is nontransferable and holders of these shares do not receive dividends. Each such physician is issued one share of Class A Voting Preferred Stock upon execution of his or her participation agreement and the payment of $10 per share. Upon the termination of a physician's participation agreement, his or her share of Class A Preferred Stock is canceled. During 2002, the Company issued a net increase of 90 shares of Class A Preferred Stock to physicians who entered into participation agreements with the Company. To the extent that the registration provisions of the Securities Act of 1933, as amended, were applicable to these transactions, the Company relied on the exemption from registration contained in Section 4(2) of that act.






























                                                                          8.



ITEM 6. SELECTED FINANCIAL DATA

The following information for the Company is as of and for the years ended December 31, 2002, 2001, 2000, 1999, and 1998(dollars in thousands, except per share data):

                                                         Years Ended December 31,
                                            -------------------------------------------
                                              2002     2001     2000     1999     1998
                                            -------  -------  -------  ------   -------
Income Statement Data:
  Net premiums                              $76,547  $57,993  $43,574  $34,249  $35,718
  Third party administration fees             5,034    4,075    3,372    3,061    3,081
  Investment income                             450      688      767      514      607
  Total revenues                             83,612   63,898   48,424   38,428   40,053
  Net claims incurred                        72,125   51,615   35,151   30,095   30,615
  Other operating expenses                   13,687   13,620   10,395    9,147    8,835
  Income (loss) before income taxes
         and minority interest               (2,200)  (1,337)   2,878     (814)     603
  Net income (loss)                          (2,669)    (718)   1,954     (622)     483
                                            =======  =======  =======  =======  =======

Earnings (loss) per common share            $ (1.95) $ (0.52) $  1.38  $ (0.43) $  0.33
                                            =======  =======  =======  =======  =======

Dividends per common share                  $  0.00  $  0.05  $  0.05  $  0.05  $  0.10
                                            =======  =======  =======  =======  =======

Balance Sheet Data:
  Invested assets and cash                  $17,009  $15,273  $13,576  $10,425  $10,876
  Total assets                               20,698   19,358   17,704   13,654   14,277
  Reported and unreported
         claims payable                       9,906    8,238    5,831    4,667    4,410
  Contingency reserves payable                5,191    3,847    2,875    2,723    2,691
  Total liabilities                          18,737   14,736   11,796    9,414    9,017
  Stockholders' equity                        1,961    4,622    5,908    4,240    5,260


Earnings (loss) per common share was calculated by dividing net income
(loss) by the weighted average number of Class C common shares outstanding during each period as follows: 2002 1,365,604; 2001 1,379,258; 2000 1,412,869;
1999 1,448,600; 1998 1,482,635 shares.




















                                                                          9.


ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The following operating statistics are presented for DAKOTACARE's operation as A health maintenance organization only and do not include the operations of its subsidiaries for the years ended December 31, 2002, 2001, 2000, and 1999. The results indicated in the following tables are not indicative of future operating results.

The combined ratio, which reflects underwriting results but not investment and ancillary income, is a traditional measure of the underwriting performance of a health maintenance organization. A combined ratio of less than 100% indicates underwriting profitability while a combined ratio in excess of 100% indicates an underwriting loss.

                                                  Years Ended December 31,
                                               -----------------------------
                                                2002    2001    2000    1999
                                                ----    ----    ----    ----
   Loss ratio                                   94.3%   89.4%   81.4%   87.5%
   Expense ratio                                10.7    15.0    15.1    15.8
                                               -----   -----    ----    ----
     Combined ratio                            105.0%  104.4%   96.5%  103.3%
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

The net increase in the loss ratio was due to increased claims and cost per claim on a per member basis, which was greater than the increased revenues on a per member basis. The expense ratio decreased due to the large increase in premiums and the ability to maintain the actual costs of the administrative expenses at a relatively constant amount. See Comparison of Years
December 31, 2002 and December 31, 2001 and Comparison of Years
December 31, 2001 and December 31, 2000.





















                                                                         10.
Activity in the liability for reported and unreported claims payable is summarized as follows:

                                                            Years Ended December 31,
                                                     -----------------------------------
                                                      2002     2001      2000      1999
                                                     ------   ------    ------    ------
                                                            (dollars in thousands)

Balance at January 1                                 $8,238   $5,831    $4,667    $4,410
                                                     ------   ------    ------    ------

Incurred related to:
 Current year                                        73,888   51,684    36,026    30,227
 Prior years                                           (188)     (69)     (875)      911
 Contingency reserve written off                     (1,575)      --        --    (1,043)
                                                     ------   ------    ------    ------
Total incurred                                       72,125   51,615    35,151    30,095
                                                     ------   ------    ------    ------

Paid related to:
 Current year                                        62,332   43,493    29,843    24,241
 Prior years                                          8,157    5,748     4,195     5,321
                                                     ------    -----    ------    ------

Total paid                                           70,489   49,241    34,038    29,562
                                                     ------   ------    ------    ------

Less reinsurance recoverables at January 1              (84)     (51)        0      (276)
Plus reinsurance recoverables at December 31            116       84        51         0
                                                     ------   ------    ------    ------

Balance at December 31                               $9,906   $8,238    $5,831    $4,667
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




















                                                                         11.


The following table presents the development of DAKOTACARE's consolidated balance sheet reserves for reported and unreported claims payable from 1993 through 2002. The top line of the table shows the reserves at the balance sheet date for each of the indicated periods. This represents the original estimate of reported and unreported claims payable established in the respective year. The Company is not required to pay claims if they are submitted over one year past the date of service. The Company also has paid over 99% of the covered claims received within one year after service. Since there would be minimal impact on discounting claims reserves, the Company does not follow the practice of discounting claims reserves.

                                                           As of December 31,
                           -------------------------------------------------------------------
                           2002   2001   2000   1999   1998   1997   1996   1995   1994   1993
                           ----   ----   ----   ----   ----   ----   ----   ----   ----   ----
                                                         (dollars in thousands)

Reported and unreported
  claims payable         $9,906 $8,238 $5,831 $4,667 $4,410 $4,164 $3,188 $2,710 $2,864 $2,558
         Paid (cumulative) as of:
         End of Year                --     --     --     --     --     --     --     --     --
         One Year Later          8,094  5,782  4,222  5,321  4,581  3,927  2,793  2,985  2,524
         Two Years Later            --  5,768  4,191  4,891  4,581  3,927  2,793  2,977  2,519
         Three Years Later          --     --  4,185  4,880  4,581  3,927  2,793  2,977  2,519
         Four Years Later           --     --     --  4,856  4,603  3,927  2,793  2,977  2,519
         Five Years Later           --     --     --     --  4,603  3,927  2,793  2,977  2,519
         Six Years Later            --     --     --     --     --  3,927  2,793  2,977  2,519
         Seven Years Later          --     --     --     --     --     --  2,793  2,977  2,519
         Eight Years Later          --     --     --     --     --     --     --  2,977  2,519
         Nine Years Later           --     --     --     --     --     --     --     --  2,519
Liability reestimated as of:
         End of Year      9,906  8,238  5,831  4,667  4,410  4,164  3,188  2,710  2,864  2,558
         One Year Later          8,094  5,782  4,222  5,321  4,581  3,927  2,793  2,985  2,524
         Two Years Later            --  5,768  4,191  4,891  4,581  3,927  2,793  2,977  2,519
         Three Years Later          --     --  4,185  4,880  4,581  3,927  2,793  2,977  2,519
         Four Years Later           --     --     --  4,856  4,603  3,927  2,793  2,977  2,519
         Five Years Later           --     --     --     --  4,603  3,927  2,793  2,977  2,519
         Six Years Later            --     --     --     --     --  3,927  2,793  2,977  2,519
         Seven Years Later          --     --     --     --     --     --  2,793  2,977  2,519
         Eight Years Later          --     --     --     --     --     --     --  2,977  2,519
         Nine Years Later           --     --     --     --     --     --     --     --  2,519
                          -----  -----  -----  -----  -----  -----  -----  -----  -----  -----

Redundancy (Deficiency)   $  --  $ 144  $  63  $ 482  $(446) $(439) $(739) $ (83) $(113) $  39
                          =====  =====  =====  =====  =====  =====  =====  =====  =====  =====

The Company is continually taking steps to improve its estimation of reserves for reported and unreported claims payable. This includes, among other things, improved underwriting standards, which stabilize the Company's assumptions of risks, leading to a more predictable estimate of reported and unreported claims payable. Additional approaches have also been developed to estimate claims payable. The Company believes its reserves at December 31, 2002, are adequate.


Application of Critical Accounting Policies

Generally Accepted Accounting Principles (GAAP) requires management to utilize estimates when reporting financial results. The Company has identified the policies discussed below as Critical Accounting Policies because the accounting estimates require management to make certain assumptions about matters that may be uncertain at the time the estimate was made and a different method of estimating could have been reasonably made that could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

Management used all the relevant facts available to them at the time to make the best judgments about accounting estimates. Estimates significant to the financial statements include the amount recorded for contingency reserves, the liabilities for reported and unreported claims payable, and the valuation allowance recorded on deferred taxes.

Following is management's description of the process utilized in forming particularly sensitive accounting estimates. The Company is not contractually obligated to pay out contingency reserves withheld, but has historically elected to pay out a majority of amounts withheld. Typically, two years lapse from the date the contingency reserves are withheld to the date that the corresponding amounts are paid to the participating physicians. The recorded liability at December 31, 2002 is equal to actual amounts withheld for the years ended December 31, 2002 and 2001. During 2002, the Company's Board of Directors, with approval from the Division of Insurance, voted to write off $1,575,224 of contingency reserves withheld in 2000, which reduced claims expense in 2002 and was accounted for as a change in accounting estimate.
This change had the effect of decreasing the net loss for 2002 by $1,039,648, or $.75 per common share, net of income taxes.

The liabilities for reported and unreported claims payable have been estimated by utilizing statistical information developed from historical data, current enrollment, health service utilization statistics and other related information. In addition, the Company uses the services of an independent actuary in the determination of its year-end liabilities.

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the year ended December 31, 2002, the Company recorded an additional valuation allowance of $1,273,300 on the deferred tax assets recorded on the consolidated financial statements to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income.

Although management believes that it uses the best information available to determine the above estimates, unforeseen market or other conditions could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in making the final estimate determinations.





                                                                         12.


RESULTS OF OPERATIONS

GENERAL
The following results of operations include the operations of DAKOTACARE and its subsidiaries for the years ended December 31, 2002, 2001, and 2000.


COMPARISON OF YEARS DECEMBER 31, 2002 AND DECEMBER 31, 2001

GENERAL
The Company's net loss increased $1,951,297 to a loss of $2,668,907 for the year ended December 31, 2002, as compared to a loss of $717,610 for the year ended December 31, 2001. This increase was primarily due to an increase in net claims expense of $20,509,219, an increase in income taxes of $1,021,968, an increase in administrative expenses of $67,560, and a decrease in minority interest in loss of subsidiaries of $65,828. These were offset by an increase in net premium revenues of $18,554,004 and an increase in other revenues of $1,159,274.


REVENUES
Total revenues increased $19,713,278, or 30.9%, for the year ended December 31, 2002, as compared to December 31, 2001. Revenues from net premiums generated by the health maintenance organization increased $18,460,931. This increase is attributable to a 19.9% increase in the number of enrollee months and a 10.1% increase in the net premium earned per enrollee for the year ended
December 31, 2002, as compared to December 31, 2001. Revenues from the third party administration fees increased by $958,527 due to increased fees per enrollee totalling 7.2% and increased enrollee months of 10.5%. Investment income decreased $237,665 due primarily to decreased average rates earned on invested assets, but was somewhat offset by the increase in the amount of invested assets during the year.

OPERATING EXPENSES
Total operating expenses increased $20,576,779, or 31.5%, for the year ended December 31, 2002, as compared to December 31, 2001. The change was due primarily to an increase in claims incurred, state insurance taxes, personnel expenses, office expenses, advertising expenses, and other general and administrative expenses. These increases were somewhat offset by a decrease in commissions expenses.

Net claims expense increased by $20,509,219, or 39.7%, for the year ended December 31, 2002, as compared to December 31, 2001. The average claims paid per enrollee increased by 16.2% while the number of enrollee months increased by 19.9%. The Company contracts with an actuary annually to review the cost of claims related to each coverage type and accordingly determine the prices to charge for each coverage type for the next year. In the Fall of 2002, the Company received approval from the Division to implement updated rates. These new rates went into effect beginning January 2003 for new groups and groups renewing their coverage. As groups renew their coverage throughout the year, the new rates will be implemented at that time for those groups. The effect of these rate increases is anticipated to increase premiums by approximately 20% on a per member basis. The trends for each quarter of 2002, indicated that the costs of claims on a per member basis increased faster than the premiums earned on a per member basis. Claims expense per member increased approximately 15% from the prior year, while premiums earned per member increased approximately 11% from the prior year. Since a large number of renewals occur with a January 1 date, the biggest increase in per member premiums are generally seen in the first quarter. Claims expense will generally increase throughout the year and thus the latter quarters will reflect larger claims loss percentages than the earlier quarters. With an increase in premiums anticipated at approximately 20% on a per member basis and claims expenses increases anticipated at approximately 15%, the Company anticipates that it should see a reversal of this trend for 2003. Additional changes in benefit coverages have also been implemented to help maintain the costs of the care provided. State insurance taxes increased by $310,876 in 2002 as compared to 2001 due primarily to increased premium revenues. These increased premium revenues and the increased third party administration fees increased the commissions paid to agents in 2002 as compared to 2001. The settlement of a lawsuit aforementioned in Part 1, Item 3 settled in 2001 and paid as commissions, caused the overall commission expense to decrease in total in 2002 as compared to 2001. Personnel expenses increased $592,287, or 11.4%, in 2002 as compared to 2001. This was due primarily to annual compensation adjustments and an increase in staffing needs due to the increased volume. Office expense increased $235,692, or 31.6%, largely due to increased postage and supplies costs resulting from additional clientele and membership. Advertising increased $125,229, or 30.6%, due to the strategic decision to increase spending as set forth in the business plan. Other general and administrative expenses increased $67,560, or 0.5%, in 2002 as compared to 2001. This was primarily due to a donation given to a local medical school facility.

                                                                        13.
INCOME TAXES
Income tax expense should represent approximately 35% of income before income taxes and minority interest, but due to permanent tax differences and the change in the valuation allowance recorded against deferred income tax assets in 2002, the Company recorded income tax expense of $494,201. The valuation allowance recorded against deferred income taxes stems from limiting recorded deferred tax assets to recoverable income taxes paid in prior years. See
Note 8 of the Notes to Consolidated Financial Statements.


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


                                                                        13.
INCOME TAXES
Income tax (benefit) expense represents 39.5% and 35.9% of (loss) income before income taxes and minority interest for the years ended December 31, 2001 and 2000, respectively. Permanent tax differences and the change in the valuation allowance recorded against deferred income tax assets increased the provision percentage above the expected 35% in 2001 and 2000. The valuation allowance recorded against deferred income taxes stems from reducing those assets to amounts which are expected to be realized. See Note 8 of the Notes to Consolidated Financial Statements.


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

Net cash provided by operating activities decreased by $692,772 to $1,816,062 for the year ended December 31, 2002, as compared to 2001. Net cash provided by operating activities decreased from the prior year primarily due to increases in net losses and increases in receivables since December 31, 2001. Reported and unreported claims payable increased since December 31, 2001, but to a lesser amount than the prior year resulting in less cash provided by operating activities when compared to the prior year's amount. The decrease in cash provided was offset by a decrease in prepaids and other assets, a decrease in deferred income taxes, an increase in unearned premiums and administration fees, and an increase in contingency reserves payable since December 31, 2001.

Other uses of cash and cash equivalents were for the purchases of property and equipment and the purchase of securities held to maturity. The Company has invested cash not currently needed in operations into intermediate-term bonds, consisting primarily of municipal bonds, U.S. government securities and corporate bonds.

At December 31, 2002, the Company has certificates of deposit of $900,000 on deposit with the Division to meet the deposit requirements of state insurance laws.

The Company is not contractually obligated to pay out contingency reserves withheld but has historically elected to pay out a majority of amounts withheld. In 2002, the Company did not pay any previously withheld amounts and wrote off a portion of the contingency reserve liability. The amount approved by the Division that was written off was $1,575,224, which was withheld for claims incurred in 2000. This amount was expensed as claims at the time they were incurred and was treated as a reduction in claims expense in 2002 when they were written off. Typically, two years lapse from the date the contingency reserves are withheld to the date which the corresponding amounts are paid to the participating physicians. Currently, the reserves withheld from claims with a date of service in 2002 and 2001 are the amounts remaining within the contingent reserve payable.

The Company believes that cash flows generated by operations, withholding of contingency reserves, cash on hand, and short-term investment balances will be sufficient to fund operations, pay out projected contingency reserves payable, and pay future dividends on the Class C common stock.

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


INDUSTRY TRENDS

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



RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued certain Statements of Financial Accounting Standards, which have required effective dates occurring after the Company's December 31, 2002 year end. The Company's financial statements are not expected to be materially affected by those accounting pronouncements.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.





































                                                                         17.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Name                               Age      Positions
- ----                             ---      ---------

K. Gene Koob, M.D.                  60      President and Director

James A. Engelbrecht, M.D.          55      Secretary/Treasurer and Director

Ben J. Henderson, D.O.              60      Vice President and Director

Thomas L. Krafka, M.D.              57      Director

Stephan D. Schroeder, M.D.          52      Director

John E. Rittmann, M.D.              65      Director

John Sternquist, M.D.               54      Director

James R. Reynolds, M.D.             59      Director

Bob L. Sutton                       34      Director

R. Van Johnson                      58      Director

L. Paul Jensen                      54      Chief Executive Officer

Kirk J. Zimmer                      42      Senior Vice President

William O. Rossing, M.D.            68      Vice President, Medical Director

Sharon K. Duncan                    55      Vice President, System Operations

Dean M. Krogman                     53      Vice President, External Operations

Barbara A. Smith                    41      Vice President, Medical Services

Thomas N. Nicholson                 43      Vice President, Sales and Marketing

Bruce E. Hanson                     39      Vice President, Finance

Brian E. Meyer                      40      Vice President, Information Systems

Scott L. Jamison                    45      Vice President, Provider Relations



Dr. Koob became a director of the Company in June 1994 and an officer since October 2000. He is a member of the South Dakota State Medical Association and has been engaged as a neurologist in Sioux Falls, South Dakota, since 1974.

Dr. Engelbrecht became a director of the Company in June 1997 and an officer since October 2000. He is a member of the South Dakota State Medical Association and has been engaged in the practice of internal medicine and rheumatology in Rapid City, South Dakota, since 1980.

Dr. Henderson became a director of the Company in June 1995 and an officer since October 2000. He is a member of the South Dakota State Medical Association and has been engaged in the practice of internal medicine in Mobridge, South Dakota, since 1972.

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

Mr. Jamison joined the Company in May 2000 as the Vice President of Provider Relations. Mr. Jamison had been employed by a clinic in Sioux Falls, SD.

                                                               19.

Pursuant to the Company's Bylaws, the Board of Directors consists of ten directors who are elected for three-year terms expiring at each successive annual meeting of shareholders. Currently, no director may serve more than three consecutive terms. No positions are currently vacant. The terms of Dr K. Gene Koob, Dr. James Engelbrecht and Dr. John Sternquist expire at the 2003 Annual Meeting of the Shareholders; the terms of Dr. John Rittman, Dr. Ben Henderson, Dr. Thomas Krafka and Dr. Stephan Schroeder expire at the 2004 Annual Meeting of the Shareholders; the terms of Dr James Reynolds, Mr. Bob Sutton, and Mr. Van Johnson expire at the 2005 Annual Meeting of Shareholders. The Officers of the Board of Directors are elected for one-year terms and expire at the conclusion of the annual meeting of shareholders.

The Bylaws currently require that eight of the directors be holders of Class A voting preferred stock of the Company and two of the directors be consumers. The Articles of Incorporation restrict ownership of Class A voting preferred stock to medical or osteopathic physicians who have executed Participating Physician Agreements with the Company. To assure equal eligibility and opportunity throughout the state of South Dakota and avoid domination of the Board of Directors by any geographic area or areas, the number of physician directors from any one District Medical Society of the South Dakota State Medical Association cannot exceed two. The consumer directors may be from any geographic location which is served by South Dakota State Medical Holding Company and their residence does not affect the geographic restriction for physician directors. The consumer directors are currently Mr. Bob Sutton and Mr. Van Johnson. The officers of the Company are appointed by the Board of Directors and hold office until their successors are chosen and qualified.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were timely complied with.


ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in June, 2003.

                                                                         20.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 12, 2003, regarding the beneficial ownership of securities of the Company by (i) each person or group who is known by the Company to be the beneficial owner of more than 5% of the outstanding voting securities, (ii) all directors of the Company, (iii) each of the executive officers of the Company named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group. The Company believes that the beneficial owners of the securities listed below, based on information furnished by such owners, have sole voting and investment power (or shares such powers with his or her spouse), subject to the terms of the respective classes of securities of the Company and the information contained in the notes to the table.
                                                   Amount & Nature
 Title                Name and Address of           of Beneficial    Percent
of Class               Beneficial Owner               Ownership      of Class
----------------------------------------------------------------------------
Class B Preferred     South Dakota State                1,300          100%
                      Medical Association(1)
                      1323 South Minnesota Avenue
                      Sioux Falls, SD 57105

Class A Preferred     Lloyd Solberg, M.D.                   1          .07%
Class C Common        P. O. Box 5054                  135,330         9.91%
                      Sioux Falls, SD 57117-5054

Class A Preferred     Thomas L. Krafka, M.D.                1          .07%
Class C Common                                         16,640         1.22%

Class A Preferred     John C. Sternquist, M.D.              1          .07%
Class C Common                                            560          .04%

Class A Preferred     K. Gene Koob, M.D.                    1          .07%

Class A Preferred     Ben J. Henderson, D.O.                1          .07%
Class C Common                                          1,060          .08%

Class A Common        Stephan D. Schroeder                  1          .07%
Class C Common                                          1,920          .14%

Class A Preferred     James Engelbrecht, M.D.               1          .07%
Class C Common                                          1,160          .08%

Class A Preferred     John Rittmann, M.D.                   1          .07%
Class C Common                                          8,340          .61%

Class A Preferred     James Reynolds, M.D.                  1          .07%
Class C Common                                         50,440         3.69%

Class C Common        Bob Sutton                           --           --

Class C Common        Van Johnson                          --           --

                                                                   21.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (cont.)

                                                   Amount & Nature
 Title                Name and Address of           of Beneficial    Percent
of Class               Beneficial Owner               Ownership      of Class
----------------------------------------------------------------------------
Class C Common        L. Paul Jensen(2)                 5,760          .42%
                      1323 South Minnesota Avenue
                      Sioux Falls, SD 57105

Class C Common        William Rossing, M.D.             8,720          .64%

Class C Common        Kirk J. Zimmer                      800          .06%

Class C Common        Thomas Nicholson                     --           --

Class A Preferred     All Directors and Executive           8          .59%
                      Officers as a Group
Class C Common        (14 people)                      95,400         6.99%


- --------------
(1) The South Dakota State Medical Association is an affiliated company.
(2) L. Paul Jensen is the Chief Executive Officer of the Company and the South Dakota State Medical Association.

EQUITY COMPENSATION PLAN INFORMATION
The Company does not currently have any equity compensation plans for its directors, officers or other employees. As such, the Company has omitted the table required under 201(d) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases office space from the South Dakota State Medical Association (Association). On January 1, 2002, the Company entered into a three year lease which will automatically renew for one year terms each January 1, unless terminated with at least 30 days notice prior to the end of the lease term.
The 2002 lease required minimum annual rental payments of $227,784.  On
January 1, 2001, Carewest entered into a three year lease for office space with an unrelated third party which requires minimum monthly rentals of $1,500.
The Company also has entered into other short-term lease agreements with other unrelated third parties for which the total rental commitment at December 31, 2002 was not significant. Total rental payments for the years ended December 31, 2002, 2001and 2000 were $252,087, $239,216, and $217,162, respectively.

The Company provides group health insurance coverage for employees of the Association. Total premium income from the affiliate for the years ended December 31, 2002, 2001 and 2000 were $85,005, $66,086 and $55,689, respectively.

L. Paul Jensen received salaries and retirement contributions totaling $99,280, $97,087 and $94,273 from the South Dakota Medical Association for the years ended 2002, 2001 and 2000, respectively.



ITEM 14.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities and Exchange Act of 1934 ("Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The CEO and the CFO, together with management has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days before the filing of this yearly report (the "Evaluation Date"), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in internal controls. We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are carefully followed. For the year ended December 31, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls, and we have not identified any significant deficiencies or material weaknesses in our internal controls.















                                                                         22.





ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

4.2 Form of Stock Certificate for Class C Non-Voting Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Form 10-K, as filed with the Securities and Exchange Commission on March 29, 1996)

10 Office Lease with the South Dakota State Medical Association (incorporated by reference to Exhibit 10 to the Company's Form 10-K, as filed with the Securities and Exchange Commission on March 29, 2002)

21              Subsidiaries of the Registrant

99.1 CEO Certification
99.2 CFO Certification

REPORTS ON FORM 8-K
None.












                                                                         23.

SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED


By /s/L. Paul Jensen                        Dated   03/28/2003
   ----------------------------------             --------------------
     L. Paul Jensen
     Chief Executive Officer
     (Principal Executive Officer)


By /s/Kirk J. Zimmer                        Dated   03/28/2003
   ----------------------------------             --------------------
     Kirk J. Zimmer
     Senior Vice President
     (Principal Financial Officer)


By /s/Bruce E. Hanson                       Dated   03/28/2003
   ----------------------------------             --------------------
     Bruce E. Hanson
     Vice President Finance


By /s/ K. Gene Koob                         Dated   03/28/2003
   ----------------------------------             --------------------
     K. Gene Koob, M.D.
     President and Director


By /s/James Engelbrecht                     Dated   03/28/2003
   ----------------------------------             --------------------
     James Engelbrecht, M.D.
     Secretary/Treasurer and Director


By /s/Ben J. Henderson                      Dated   03/28/2003
   ----------------------------------             --------------------
     Ben J. Henderson, D.O.
     Vice President and Director


By /s/Thomas L. Krafka                      Dated   03/28/2003
   ----------------------------------             --------------------
     Thomas L. Krafka, M.D.
     Director


By /s/James R. Reynolds                     Dated   03/28/2003
   ----------------------------------             --------------------
     James R. Reynolds, M.D.
     Director


                                                                         24.



By /s/ John Sternquist                      Dated   03/28/2003
   ----------------------------------             --------------------
     John Sternquist, M.D.
     Director


By /s/John Rittmann                         Dated   03/28/2003
   ----------------------------------             --------------------
     John Rittmann, M.D.
     Director


By /s/ Stephan D. Schroeder                 Dated   03/28/2003
   ----------------------------------             --------------------
     Stephan D. Schroeder, M.D.
     Director


By /s/ Bob Sutton                           Dated   03/28/2003
   ----------------------------------             --------------------
     Bob Sutton
     Director


By /s/Van Johnson                           Dated   03/28/2003
   ----------------------------------             --------------------
     Van Johnson
     Director


Certifications

I, L. Paul Jensen, certify that:

1. I have reviewed this annual report on Form 10-K of South Dakota State Medical Holding Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


_/s/ L. Paul Jensen___
L. Paul Jensen
Chief Executive Officer

March 28, 2003

                                                               14

I, Bruce E. Hanson, certify that:

1. I have reviewed this annual report on Form 10-K of South Dakota State Medical Holding Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


_/s/ Bruce E. Hanson______
Bruce E. Hanson
Chief Finance Officer

March 28, 2003

































                                                                         25.

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
South Dakota State Medical Holding Company, Incorporated d/b/a DAKOTACARE
Sioux Falls, South Dakota

We have audited the accompanying consolidated balance sheets of South Dakota State Medical Holding Company, Incorporated d/b/a DAKOTACARE and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of South Dakota State Medical Holding Company, Incorporated d/b/a DAKOTACARE and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGLADREY & PULLEN, LLP

Sioux Falls, South Dakota
February 28, 2003


SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001


ASSETS                                                  2002            2001
-------------------------------------------------------------------------------

Current Assets
  Cash and cash equivalents                        $10,543,214      $ 8,673,787
  Investment in securities held to maturity
   (Note 5)                                            448,229          890,714
  Certificates of deposit                            1,400,000        1,300,000
  Receivables (Note 3)                               2,045,091        1,544,987
  Prepaids and other assets                             49,998          135,541
  Deferred income taxes (Note 8)                       891,400          916,000
                                                   ----------------------------
    TOTAL CURRENT ASSETS                            15,377,932       15,377,932
                                                   ----------------------------


Long-Term Investments
  Investment in securities held to maturity
   (Note 5)                                          4,277,417        4,083,452
  Investment in securities available for sale
   (Note 5)                                            146,500          133,200
  Certificates of deposit                              100,000          100,000
  Contracts with life insurance companies               93,532           92,337
                                                   ----------------------------
                                                     4,617,449        4,408,989
                                                   ----------------------------


Property and Equipment, at cost,
  net of accumulated depreciation                      702,621          756,872
                                                   ----------------------------


Deferred Income Taxes (Note 8)                               -          731,000
                                                   ----------------------------
                                                   $20,698,002      $19,357,890
                                                   ============================

See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                   2002             2001
-------------------------------------------------------------------------------

Current Liabilities
  Reported and unreported claims payable (Note 7)  $ 9,906,383      $ 8,238,361
  Unearned premiums and administration fees          2,315,745        1,175,871
  Accounts payable and accrued expenses              1,318,078        1,459,263
  Contingency reserves payable (Note 6)              2,215,750        1,584,485
                                                   ----------------------------
     TOTAL CURRENT LIABILITIES                      15,755,956       12,457,980
                                                   ----------------------------
Contingency Reserves Payable (Note 6)                2,974,808        2,262,226
                                                   ----------------------------
Minority Interest in Subsidiaries                        6,676           15,768
                                                   ----------------------------
Commitments and Contingencies (Notes 4 and 13)

Stockholders' Equity (Note 9)
  Class A preferred, voting, no par value, $10
    stated value, 2,500 shares authorized;
    1,350 and 1,260 shares issued at
    December 31, 2002 and 2001;
    liquidation preference of outstanding shares
    of $13,500 and $12,600 at December 31, 2002
    and 2001, respectively                              13,500           12,600
  Class B preferred, voting, no par value,
    $1 stated value, 2,500 shares authorized;
    issued and outstanding 1,300 shares; liquidation
    preference of outstanding shares of $1,300           1,300            1,300
  Class C common, nonvoting, $.01 par value,
    10,000,000 shares authorized; issued
    1,505,760 shares                                    15,058           15,058
  Additional paid-in capital                         3,749,342        3,749,342
  Retained earnings                                   (495,488)       2,173,419
  Accumulated other comprehensive income (loss)          6,029             (624)
  Less cost of Class C common treasury stock,
    140,156 shares                                  (1,329,179)      (1,329,179)
                                                   ----------------------------
                                                     1,960,562        4,621,916
                                                   ----------------------------
                                                   $20,698,002      $19,357,890
                                                   ============================

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

                                            2002                2001                2000
--------------------------------------------------------------------------------------------

Revenues:
  Premiums                              $ 77,438,834        $ 58,528,766        $ 44,090,588
  Less premiums ceded for reinsurance       (892,324)           (536,260)           (517,055)
                                        ------------        ------------        ------------
                                          76,546,510          57,992,506          43,573,533
  Third party administration fees          5,033,670           4,075,143           3,371,746
  Investment income                          450,123             687,788             767,185
  Other income                             1,581,370           1,142,958             711,488
                                        ------------        ------------        ------------
        TOTAL REVENUES                    83,611,673          63,898,395          48,423,952
                                        ------------        ------------        ------------

Operating expenses:
  Claims incurred                         72,512,508          51,709,053          35,286,842
  Less reinsurance recoveries               (387,865)            (93,629)           (136,291)
                                        ------------        ------------        ------------
                                          72,124,643          51,615,424          35,150,551
  Personnel expenses                       5,804,555           5,212,268           4,486,221
  Commissions                              2,911,295           4,200,967           1,757,300
  Professional fees expenses                 858,814             867,813           1,075,733
  Office expenses                            982,407             746,715             687,326
  Occupancy expenses                         802,962             768,696             787,892
  State insurance taxes                      997,159             686,283             541,413
  Advertising expenses                       534,303             409,074             417,676
  Other general and administrative expenses  795,735             727,854             641,616
                                        ------------        ------------        ------------
        TOTAL OPERATING EXPENSES          85,811,873          65,235,094          45,545,728
                                        ------------        ------------        ------------
        INCOME (LOSS) BEFORE INCOME
          TAXES AND MINORITY INTEREST     (2,200,200)         (1,336,699)          2,878,224
Income taxes (benefit) (Note 8)              494,201            (527,767)          1,034,917
                                        ------------        ------------        ------------
INCOME (LOSS) BEFORE MINORITY INTEREST    (2,694,401)           (808,932)          1,843,307
Minority interest in (loss)
  of subsidiaries                            (25,494)            (91,322)           (110,670)
                                        ------------        ------------        ------------
        NET INCOME (LOSS)               $ (2,668,907)       $   (717,610)       $  1,953,977
                                        ============        ============        ============

Earnings (loss) per common share        $      (1.95)       $      (0.52)       $       1.38
                                        ============        ============        ============

See Notes to Consolidated Financial Statements.


SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                               Class A          Class B
                                             Comprehensive    Preferred        Preferred
                                              Income(Loss)       Stock           Stock
- ---------------------------------------------------------------------------------------
Balance, December 31, 1999                                     $ 11,480           $ 1,300
   Issuance of Class A preferred stock                              950                 -
   Redemption of Class A preferred stock                           (640)                -
   Dividends paid ($0.05 per share)
    on Class C common stock                                           -                 -
   Purchase of treasury stock                                         -                 -
   Comprehensive income:
      Net income                             $ 1,953,977              -                 -
      Net change in unrealized loss on
        securities available for sale             33,691              -                 -
                                              -----------
      Comprehensive income                   $ 1,987,668
                                              -------------------------------------------
Balance, December 31, 2000                                       11,790             1,300
   Issuance of Class A preferred stock                            1,230                 -
   Redemption of Class A preferred stock                           (420)                -
   Dividends paid ($0.05 per share)
    on Class C common stock                                           -                 -
   Purchase of treasury stock                                         -                 -
   Comprehensive (loss):
      Net (loss)                             $  (717,610)             -                 -
      Net change in unrealized loss on
        securities available for sale                599              -                 -
                                              -----------
      Comprehensive (loss)                   $  (717,011)
                                              -------------------------------------------
Balance, December 31, 2001                                       12,600             1,300
   Issuance of Class A preferred stock                            1,060                 -
   Redemption of Class A preferred stock                           (160)                -
   Comprehensive (loss):
      Net (loss)                             $(2,668,907)             -                 -
      Net change in unrealized gain(loss)
        on securities available for sale           6,653              -                 -
                                              -----------
      Comprehensive (loss)                   $(2,662,254)
                                              -------------------------------------------
Balance, December 31, 2002                                     $ 13,500       $     1,300
                                                               ==========================

See Notes to Consolidated Financial Statements.


                                                     Accumulated
               Class C    Additional                    Other
                Common     Paid-In       Retained   Comprehensive  Treasury
                Stock      Capital       Earnings    Income(Loss)   Stock        Total
------------------------------------------------------------------------------------------
              $  15,058  $3,749,342    $ 1,076,912  $ (34,914)  $  (579,179)  $ 4,239,999
                      -           -              -          -             -           950
                      -           -              -          -             -          (640)
                      -           -        (69,930)         -             -       (69,930)
                      -           -              -          -      (250,000)     (250,000)

                      -           -      1,953,977          -             -     1,953,977

                      -           -              -     33,691             -        33,691

      ------------------------------------------------------------------------------------
                 15,058   3,749,342      2,960,959     (1,223)     (829,179)    5,908,047
                      -           -              -          -             -         1,230
                      -           -              -          -             -          (420)
                      -           -        (69,930)         -             -       (69,930)
                      -           -              -          -      (500,000)     (500,000)

                      -           -       (717,610)         -             -      (717,610)

                      -           -              -        599             -           599

    --------------------------------------------------------------------------------------
                 15,058   3,749,342      2,173,419       (624)   (1,329,179)    4,621,916
                      -           -              -          -             -         1,060
                      -           -              -          -             -          (160)
                      -           -     (2,668,907)         -             -    (2,668,907)

                      -           -              -      6,653             -         6,653

    --------------------------------------------------------------------------------------
              $  15,058  $3,749,342    $  (495,488)  $  6,029   $(1,329,179)  $ 1,960,562
    ======================================================================================


SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                      2002            2001           2000
----------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net income (loss)                                $(2,668,907     $ (717,610)    $1,953,977
 Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Depreciation                                       296,044        287,969        336,776
   Minority interest in (loss) of subsidiaries        (25,494)       (91,322)      (110,670)
   Amortization of discounts and premiums on
     investments, net                                (143,617)      (140,797)      (134,399)
   Loss on disposal of equipment                        6,439              -         16,076
   Loss on sale of equity securities                        -              -         27,437
   (Increase) decrease in receivables                (500,104)       324,701       (940,660)
   (Increase) decrease in prepaids and other assets    85,543        (34,111)        39,083
   (Increase) decrease in deferred income taxes       755,600       (394,000)      (204,400)
   Increase in reported and unreported
     claims payable                                 1,668,022      2,406,890      1,164,218
   Increase in unearned premiums
     and administration fees                        1,139,874        149,360        176,734
   Increase (decrease) in accounts payable
     and accrued expenses                            (141,185)      (253,485)       894,347
   Increase in contingency reserves payable         1,343,847        971,239        152,121
                                                  ------------------------------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES    1,816,062      2,508,834      3,370,640
                                                  ------------------------------------------
 Cash Flows From Investing Activities
   Available for sale securities:
     Purchased                                         (6,647)        (7,201)       (46,310)
     Sales                                                  -              -        213,564
   Held to maturity securities:
     Matured or called                              1,350,000        890,000        437,248
     Purchased                                       (957,863)    (1,065,221)    (1,484,233)
   Repayments on collateralized mortgage obligations        -          2,090          8,485
   Proceeds from maturities of certificates
     of deposit                                     1,400,000      1,200,000      1,000,000
   Purchases of certificates of deposit            (1,500,000)    (1,350,000)    (1,200,000)
   (Increase) decrease in contracts with
     life insurance companies                          (1,195)         8,782          5,970
   Proceeds from the sale of property and equipment       200              -              -
   Purchase of property and equipment                (248,432)      (141,650)      (145,566)
                                                  ------------------------------------------
       NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                          36,063       (463,200)    (1,210,842)
                                                  ------------------------------------------

See Notes to Consolidated Financial Statements.

                                     F-7







                                                         2002           2001           2000
                                                    ------------------------------------------
 Cash Flows From Financing Activities
   Proceeds from issuance of capital stock          $     1,060     $    1,230     $      950
   Redemption of capital stock                             (160)          (420)          (640)
   Payment of dividends                                       -        (69,930)       (69,930)
   Purchase of treasury stock                                 -       (500,000)      (250,000)
   Increase (decrease) in minority investment
    in subsidiary                                        16,402       (242,241)       105,000
                                                    ------------------------------------------
        NET CASH PROVIDED BY(USED IN) FINANCING
        ACTIVITIES                                       17,302       (811,361)      (214,620)
                                                    ------------------------------------------
        INCREASE IN CASH AND CASH EQUIVALENTS         1,869,427      1,234,273      1,945,178


 Cash and Cash Equivalents
   Beginning                                          8,673,787      7,439,514      5,494,336
                                                    ------------------------------------------
   Ending                                           $10,543,214      8,673,787     $7,439,514
                                                    ==========================================
 Supplemental Disclosures of Cash Flow Information
   Cash payments for:
     Income taxes, net of refunds                   $   (81,799)       200,000     $1,007,032

 Supplemental Disclosures of Noncash Investing
   and Financing Activities
     Decrease/increase in unrealized loss/gain on
       securities available for sale                $     6,653            599     $   33,691

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

A summary of the Company's significant accounting policies follows:

Principles of consolidation: The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, DAKOTACARE Administrative Services, Incorporated (DAS), and DAKOTACARE Insurance, LTD. (DIL), and its majority owned subsidiary, Carewest, Inc. (Carewest). DAS and Carewest are third party administrators of health care plans for independent employer companies. DIL's primary activity is in providing reinsurance quota share excess medical stop loss coverage to DAS' self funded customers. All intercompany balances and transactions have been eliminated in consolidation.

Basis of financial statement presentation: The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the liabilities for contingency reserves payable and reported and unreported claims payable, and the valuation allowance on deferred tax assets.

Cash and cash equivalents: For purposes of reporting the statements of cash flows, the Company includes as cash equivalents all cash accounts and highly liquid debt instruments which are not subject to withdrawal restrictions or penalties. Certificates of deposit are considered investments as all have been purchased with maturities in excess of ninety days. Although the Company maintains its cash accounts in a limited number of commercial banks, the Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Receivables: Receivables are recorded based on amounts billed to customers, subscribers, and other third party payors, and amounts estimated to be received or recovered from reinsurers and other third party payors. The Company evaluates the collectibility of such receivables monthly based on the third party payors' financial condition, credit history, and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received.

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

                                               2002                2001
                                          ----------------------------------
Furniture, equipment and automobiles       $ 2,483,474         $ 2,390,194
Building and building improvements              53,370              53,370
Other                                          140,236             134,818
                                          ----------------------------------
                                             2,677,080           2,578,382
Less accumulated depreciation                1,974,459           1,821,510
                                          ----------------------------------
                                            $  702,621         $   756,872
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

Segment reporting: Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's operations are classified into three business segments.

Earnings (loss) per common share: Earnings (loss) per common share was calculated by dividing net income (loss) by the weighted average number of Class C common shares outstanding during each period. The weighted average number of Class C common shares outstanding was 1,365,604 in 2002, 1,379,258 in 2001 and 1,412,869 in 2000. All references to earnings (loss) per share in the consolidated financial statements are to basic earnings (loss) per share, as the Company has no potentially issuable common stock.

Recent accounting pronouncements: The Financial Accounting Standards Board has issued certain Statements of Financial Accounting Standards, which have required effective dates occurring after the Company's December 31, 2002 year end. The Company's financial statements are not expected to be materially affected by those accounting pronouncements.

NOTE 2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents and certificates of deposit: The carrying amount approximates fair value because of the relative short maturity of those instruments.

Investments: Fair values for the Company's investment securities are based on quoted market prices. At December 31, 2002, the carrying amount and fair value of the Company's investment securities was $4,872,146 and $5,167,060, respectively. At December 31, 2001, the carrying amount and fair value of the Company's investment securities was $5,107,366 and $5,236,548, respectively.

Accrued interest receivable: The carrying amount approximates fair value due to the nature of the balances recorded.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

NOTE 3. RECEIVABLES

Receivables consist of the following:

                                                 2002            2001
                                               --------      ----------
  Income taxes                               $  526,600     $  347,000
  Drug manufacturer chargebacks                 308,700        286,170
  Subrogation, net of recovery expenses         150,000        140,000
  Coordination of benefits recoverable          217,400        116,300
  Third party administrator receivables         104,878        109,784
  Reinsurance                                   116,370         84,088
  Hospital receivables                                -         75,790
  Premiums                                       64,300         67,962
  Funds withheld by ceding insurer              163,041         56,362
  Interest                                       43,460         51,281
  Commissions                                   200,662         49,057
  Other                                         149,680        161,193
                                             ----------      ----------
                                              2,045,091      1,544,987
  Less allowance for doubtful accounts                -              -
                                             ----------      ----------
                                             $2,045,091     $1,544,987
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

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

NOTE 5. INVESTMENT SECURITIES

Investment securities at December 31, 2002 are as follows:

                                                         Gross         Gross
                                        Amortized      Unrealized   Unrealized       Fair
                                           Cost          Gains       (Losses)        Value
                                      --------------------------------------------------------
Debt securities held to maturity:
  Obligations of U.S. treasury, government
    agencies and corporations          $  590,751      $  57,560      $       -     $  648,311
  Obligations of state and
    political subdivisions              3,446,166        150,420           (293)     3,596,293
  Corporate bonds                         688,729         87,227              -        775,956
                                        -------------------------------------------------------
                                       $4,725,646      $ 295,207      $    (293)    $5,020,560
                                      ========================================================
Equity securities available for sale:
  Bond mutual fund                     $  140,471      $   6,029      $       -     $  146,500
                                      ========================================================

The amortized cost and estimated fair values of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    December 31, 2002
                                            ------------------------------
                                              Amortized
                                                 Cost           Fair Value
                                            ------------------------------

  Due in one year                           $   448,229        $   458,332
  Due after one year through five years       1,512,585          1,647,605
  Due after five years through ten years      2,235,077          2,363,685
  Due after ten years                           529,755            550,938
                                            ------------------------------
                                            $ 4,725,646        $ 5,020,560
                                            ==============================

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------

NOTE 5. INVESTMENT SECURITIES (CONTINUED)
Investment securities at December 31, 2001 are as follows:

                                                         Gross         Gross
                                        Amortized      Unrealized   Unrealized       Fair
                                           Cost          Gains       (Losses)        Value
                                      --------------------------------------------------------
Debt securities held to maturity:
  Obligations of U.S. treasury, government
    agencies and corporations          $  952,097      $  57,106      $       -     $1,009,203
  Obligations of state and
    political subdivisions              3,335,293         61,293        (29,205)     3,367,381
  Corporate bonds                         686,776         39,988              -        726,764
                                        -------------------------------------------------------
                                       $4,974,166      $ 158,387      $ (29,205)    $5,103,348
                                      ========================================================
Equity securities available for sale:
  Bond mutual fund                     $  133,824      $       -      $    (624)    $  133,200
                                      ========================================================

The components of other comprehensive income (loss) - net change in unrealized gain(loss) on securities available for sale are as follows:

                                                            Years Ended December 31,
                                                  ------------------------------------------
                                                       2002            2001          2000
                                                  ------------------------------------------
Unrealized holding gain arising
  during the period                               $   6,653        $    599      $   6,254
Add reclassification adjustment for net
  losses realized in net income                           -               -         27,437
                                                  ------------------------------------------
Net change in unrealized (loss) before income taxes   6,653             599         33,691
Income taxes                                              -               -              -
                                                  ------------------------------------------
    Other comprehensive income - net
        change in unrealized (loss) on
        securities available for sale             $   6,653        $    599      $  33,691
                                                  ==========================================

There were no sales of debt or equity securities during the years ended December 31, 2002 and 2001, and accordingly, no reclassification adjustments on investment securities for those years. Proceeds from the sale of securities available for sale in 2000 were $213,564 and resulted in gross losses of $27,437. At December 31, 2002 and 2001, no individual investments in obligations of state and political subdivisions exceeded 10% of the Company's equity. At December 31, 2002 and 2001, the Company had certificates of deposit of $900,000 on deposit with the South Dakota Department of Commerce and Regulation, Division of Insurance (Division of Insurance), to meet the deposit requirement of state insurance laws.
                                      F-14

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------

NOTE 6.  CONTINGENCY RESERVES PAYABLE

The Company's agreements with participating physicians provide that up to 20% of fees for services provided, as submitted to the Company, may be withheld to provide a contingency reserve that may be used to fund operations or meet other financial requirements of the Company. The percentage withheld for the years 2000 through 2002 was 15%. The amounts withheld may be paid to the participating physicians at the discretion of the Board of Directors of the Company, although the Company is not contractually obligated to pay out amounts withheld. Management estimates the expected amount of contingency reserves to be paid to participating physicians and records a liability based upon factors such as cash flow needs, net income, and accumulations of amounts withheld. Payments to physicians are made at such times as the Board of Directors approves payouts. The recorded liability at December 31, 2002 is equal to actual amounts withheld for the years ended December 31, 2002 and 2001.
During 2002, the Company's Board of Directors, with approval from the Division of Insurance, voted to write off $1,575,224 of contingency reserves withheld in 2000, which reduced claims expense in 2002 and was accounted for as a change in accounting estimate. This change had the effect of decreasing the net loss for 2002 by $1,039,648, or $.75 per common share, net of income taxes.


NOTE 7.  REPORTED AND UNREPORTED CLAIMS PAYABLE

Activity in the liability for reported and unreported claims payable is summarized as follows:

                                              2002                2001                2000
                                          ---------------------------------------------------
Balance at January 1                      $ 8,238,361         $ 5,831,471         $ 4,667,253
                                          ---------------------------------------------------
Incurred related to:
  Current year                             73,887,831          51,684,791          36,025,786
  Prior years                                (187,964)            (69,367)           (875,235)
  Contingency reserves written off         (1,575,224)                  -                   -
                                          ---------------------------------------------------
Total incurred                             72,124,643          51,615,424          35,150,551
                                          ---------------------------------------------------
Paid related to:
  Current year                             62,331,756          43,493,105          29,842,349
  Prior years                               8,157,147           5,748,359           4,195,142
                                          ---------------------------------------------------
Total paid                                 70,488,903          49,241,464          34,037,491
                                          ---------------------------------------------------
Less reinsurance recoverables at January 1    (84,088)            (51,158)                  -
Plus reinsurance recoverables at December 31  116,370              84,088              51,158
                                          ---------------------------------------------------
Balance at December 31                    $ 9,906,383         $ 8,238,361         $ 5,831,471
                                          ===================================================

                                      F-15


SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

NOTE 8.  INCOME TAX MATTERS

The Company is taxable as a property and casualty insurance company under section 831 of the Internal Revenue Code. The code prescribes certain adjustments to book income to arrive at taxable income which include adjustments to unearned premiums, discounting of loss reserves and proration of tax-exempt income. In addition, increases in contingency reserves, which are included as claims expenses, are not allowable as tax deductions until actually paid. The Company files a consolidated income tax return with its subsidiaries, DAS, DIL and Carewest.

The net deferred tax assets consist of the following components at December 31:

                                                                   2002           2001
                                                             ----------------------------
Deferred tax assets:
  Contingency reserves payable                               $ 1,764,800      $ 1,308,000
  Reported and unreported claims payable                          92,200           81,000
  Unearned premiums                                              151,800           72,000
  Accrued expenses and other                                     193,900          233,000
  Net operating loss carryforward of subsidiaries                169,100          178,000
                                                             ----------------------------
                                                               2,371,800        1,872,000
  Less valuation allowance                                     1,430,300          157,000
                                                             ----------------------------
                                                                 941,500        1,715,000
                                                             ----------------------------
Deferred tax liability:
  Property and equipment and other                               (50,100)         (68,000)
                                                             ----------------------------
                                                             $   891,400      $ 1,647,000
                                                             ============================
Reflected on the accompanying balance sheets as follows:

                                                                  2002           2001
                                                             ----------------------------
Current assets                                               $   891,400      $   916,000
Noncurrent assets                                                      -          731,000
                                                             ----------------------------
                                                             $   891,400      $ 1,647,000
                                                             ============================


                                      F-16

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

NOTE 8.  INCOME TAX MATTERS (CONTINUED)

During the year ended December 31, 2002, the Company recorded an additional valuation allowance of $1,273,300 on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

The components of income tax expense as of December 31 are as follows:


                                    2002         2001           2000
                                ---------------------------------------
Current (recoverable)           $ (261,399   $ (133,767)  $1,239,317
Deferred (benefit)                 755,600     (394,000)    (204,400)
                                ---------------------------------------
                                $  494,201   $ (527,767)  $1,034,917
                                =======================================


Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to income before income taxes as a result of the following:

                                                       2002          2001           2000
                                                    ---------------------------------------
Computed "expected" tax expense (benefit)           $ (770,070)   $ (468,000)   $1,007,000
Tax exempt interest                                    (44,456)      (43,709)      (40,487)
Lobbying                                                 6,297         7,188         5,562
Change in valuation allowance for deferred
  tax assets                                         1,273,300         9,000        27,700
Effect of tax rate brackets and other                   29,130       (32,246)       35,142
                                                    ---------------------------------------
                                                    $  494,201    $ (527,767)   $1,034,917
                                                    ======================================



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

The Class B voting preferred stock is restricted to ownership by the South Dakota State Medical Association, an affiliated company, and is not entitled to receive dividends. In the event of a liquidation, each share of Class B preferred stock would be given priority over Class C stock and would be entitled to receive a preferential payment after all preferential payments have been made to the holders of Class A preferred stock, in an amount up to (and not to exceed) its par value of $1 per share.

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

To facilitate liquidity for Class C common stock (Common Stock) in the event of death, disability, or retirement of a shareholder, the Company's Board of Directors has a Stock Repurchase Program (Program). Participation in the Program is voluntary. No shareholder is required to sell his or her shares of Common Stock under the Program nor is the Company required to purchase any Common Stock under the Program. The purchase and sale of Common Stock under the Program is subject to repurchase conditions as described in the Program. The Board of Directors of the Company may, at any time, modify or terminate the Program. The Company may also, at its discretion, offer to repurchase shares of Common Stock outside of the Program in compliance with applicable laws. During 2001 and 2000, 33,003 and 34,341 shares, respectively, were acquired for the treasury under the Program. No shares were acquired during 2002.

Regulatory capital as required by the Division of Insurance at December 31, 2002 and 2001 was $200,000 on a statutory basis of accounting, which the Company significantly exceeded. As long as the Company exceeds required regulatory capital, it is not restricted by the Division of Insurance in the amount of dividends it may pay.

The Company is also subject to risk based capital (RBC) requirements promulgated by the National Association of Insurance Commissioners (NAIC).
The RBC standards establish uniform minimum capital requirements for insurance companies. The RBC formula applies various weighting factors to financial balances or various levels of activities based on the perceived degree of risk. The Company exceeded Regulatory Action Level RBC at December 31, 2002, but did not exceed the Company Action Level RBC. The Company will formulate a plan to achieve and exceed this requirement, then submit it to the Division for approval.




                                      F-18
SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

NOTE 10.  LEASES AND TRANSACTIONS WITH AFFILIATE

On January 1, 2002, the Company entered into a three year lease of office space with the South Dakota State Medical Association, which requires minimum monthly rentals of $18,982. On January 1, 2001, Carewest entered into a three year lease which requires minimum monthly rentals of $1,500. The total minimum rental commitment at December 31, 2002 under the leases mentioned above is $491,568, in which half of such amount is due in each of the next two years. The Company also has entered into other short-term lease agreements for which the total rental commitment at December 31, 2002 was not significant. Total rental payments for the years ended December 31, 2002, 2001 and 2000 were $252,087, $239,216 and $217,162, respectively.

The Company provides group health insurance coverage for employees of the South Dakota State Medical Association. Total premium income from the affiliate for the years ended December 31, 2002, 2001 and 2000 was $85,005, $66,086 and $55,689, respectively.

NOTE 11.  RETIREMENT PLAN AND DEFERRED COMPENSATION

The Company is included in a qualified money-purchase pension plan with the South Dakota State Medical Association and the South Dakota Foundation for Medical Care. This multiple-employer plan covers employees who have attained age 21, and have completed one year of service. Contributions, which are required under the plan, were an amount equal to 11.5% of the participants' compensation for the twelve-month periods ending September 1, 2002, 2001 and 2000. Retirement plan expense for the years ended December 31, 2002, 2001 and 2000 was $386,588, $374,633 and $275,421, respectively.

In connection with employment contracts between the Company and certain officers, provision has been made for future compensation which is payable upon the completion of the earlier of 25 years of service to the Company and related organizations or attainment of the age of 65 or any earlier retirement age specified by the Board of Directors by resolution. At December 31, 2002 and 2001, $77,026 and $78,112, respectively, was accrued under these contracts.


NOTE 12.  SEGMENT INFORMATION

The Company has three reportable segments:  Health Maintenance Organization
(HMO), Third Party Administration (TPA) and Reinsurance. The HMO segment consists of the operations of the Company. The Company is a South Dakota licensed HMO engaged in the development of comprehensive health care delivery systems. The TPA segment consists of the operations of DAS and Carewest, which are TPA's of healthcare plans for independent employer companies. The reinsurance segment consists of the operations of DIL. DIL's primary activity is in providing reinsurance quota share excess medical stop loss coverage to DAS' self funded customers.

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

Year Ended December 31, 2002            HMO            TPA        Reinsurance       Totals
                                  ----------------------------------------------------------
Revenues from external customers   $ 77,759,341    $ 5,553,709    $ 496,205      $ 83,809,255
Intersegment revenues                         -        249,288            -           249,288
Investment income                       441,575          6,753        1,795           450,123
Depreciation expense                     83,350        212,694            -           296,044
Segment profit (loss)                (2,668,907)       171,596          492        (2,496,819)
Equity in net income of subsidiaries    197,582              -            -           197,582
Income taxes                            359,201        135,000            -           494,201
Segment assets                       20,199,597      1,510,867      692,004        22,402,468


Year Ended December 31, 2001            HMO            TPA        Reinsurance       Totals
                                  ----------------------------------------------------------
Revenues from external customers   $ 58,945,048    $ 4,388,962    $ 410,350      $ 63,744,360
Intersegment revenues                         -        233,662            -           233,662
Investment income                       653,296         25,480        9,012           687,788
Depreciation expense                     76,212        211,757            -           287,969
Segment profit (loss)                  (717,610)      (421,426)     176,069          (962,967)
Equity in net (loss) of subsidiaries   (154,035)             -            -          (154,035)
Income tax (benefit)                   (478,400)       (49,367)           -          (527,767)
Segment assets                       18,915,606      1,286,102      622,372        20,824,080


Year Ended December 31, 2000            HMO            TPA        Reinsurance       Totals
                                  ----------------------------------------------------------
Revenues from external customers   $ 44,194,355    $ 3,588,674    $ 661,462      $ 48,444,491
Intersegment revenues                         -        255,824            -           255,824
Investment income                       685,367         63,040       18,778           767,185
Depreciation expense                     80,549        256,227            -           336,776
Segment profit (loss)                 1,953,977       (168,270)      78,139         1,863,846
Equity in net income of subsidiaries     20,539              -            -            20,539
Income tax expense                    1,004,667         30,250            -         1,034,917
Segment assets                       16,838,497      1,839,801      598,647        19,276,945




SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 12.  SEGMENT INFORMATION (CONTINUED)

                                                      2002           2001           2000
                                                ---------------------------------------------
Revenues
Total external revenues for reportable segments $ 83,809,255      $ 63,744,360   $ 48,444,491
Intersegment revenues for reportable segments        249,289           233,662        255,824
Elimination of intersegment revenues                (249,289)         (233,662)      (255,824)
Elimination of net income (loss) of subsidiaries     197,582          (154,035)        20,539
                                                ---------------------------------------------
    Total consolidated revenues                 $ 83,611,673      $ 63,898,395   $ 48,423,952
                                                =============================================

Income or Loss
Total income (loss) for reportable segments     $ (2,496,819)     $   (962,967)  $  1,863,846
Elimination of equity in net (loss)
  of subsidiaries                                    197,582          (154,035)        20,539
Minority interest in income (loss) of subsidiaries   (25,494)          (91,322)      (110,670)
                                                ---------------------------------------------
    Total consolidated net income (loss)        $ (2,668,907)     $   (717,610)  $  1,953,977
                                                =============================================

Assets
Total assets for reportable segments            $ 22,402,468      $ 20,824,080   $ 19,276,945
Elimination of intercompany receivable              (174,793          (234,696)      (153,092)
Elimination of investment in subsidiaries         (1,529,673)       (1,231,494)    (1,420,273)
                                                ---------------------------------------------
    Total consolidated assets                   $ 20,698,002      $ 19,357,890   $ 17,703,580
                                                =============================================

NOTE 13.  LITIGATION

The Company is involved in legal actions in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, in the opinion of management, there is no legal proceeding pending against or involving the Company for which the outcome is likely to have a material adverse effect upon the consolidated financial position or results of operations of the Company as of and for the year ended December 31, 2002.

During 1998, a substantial claim was filed against the Company in circuit court which alleged wrongful nonrenewal of a sales agency contract and sought compensatory and punitive damages. The lawsuit was settled in 2001 and all payables and expenses were fully recorded in the accompanying 2001 consolidated financial statements.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Year ended December 31, 2002         1st Quarter    2nd Quarter    3rd Quarter   4th Quarter
-----------------------------------------------------------------------------------------------
Total revenues                      $19,823,740   $20,488,982    $21,148,502   $22,150,449
Claims incurred, net                 16,582,669    17,771,360     18,886,559    18,884,055 (2)
Total operating expenses             20,128,624    21,180,246     22,352,378    22,150,625
Net (loss)                             (287,150)     (437,971)      (727,429)   (1,216,357)

(Loss) per share                    $     (0.21)  $     (0.32)   $     (0.53)  $     (0.89)


Year ended December 31, 2001         1st Quarter    2nd Quarter    3rd Quarter   4th Quarter
-----------------------------------------------------------------------------------------------
Total revenues                      $14,609,754   $15,381,707    $16,534,612   $17,372,322
Claims incurred, net                 11,658,449    11,680,324     12,592,451    15,684,200
Total operating expenses             14,595,560    14,465,608     17,406,493 (1)18,767,433
Net income (loss)                       106,907       556,573       (603,289)     (777,801)

Earnings (loss) per share           $      0.08   $      0.40    $     (0.44)  $     (0.57)


(1) Includes the settlement of a lawsuit (Note 13).

(2) Net of the write off of $1,575,224 of contingency reserves payable(Note 6).

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.       Description
- -----------       -----------
21                Subsidiaries of the Registrant

99.1 CEO Certification
99.2              CFO Certification






















































                                                                      EXHIBIT 21







EXHIBIT 21. SUBSIDIARIES OF THE REGISTRANT

Name                                  Incorporation               % Owned
- ----                                -------------               -------

DAKOTACARE Administrative             South Dakota                  100%
  Services, Incorporated

DAKOTACARE Insurance, Ltd.            Cayman Islands                100%

Carewest, Inc.                        South Dakota                84.03%





                                                        Exhibit 99.1



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of South Dakota State Medical Holding Company, Inc., dba DAKOTACARE(the "Company") on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, L. Paul Jensen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



_/s/ L. Paul Jensen_____
Chief Executive Officer

March 28, 2003

                                                               16


































                                                        Exhibit 99.2



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of South Dakota State Medical Holding Company, Inc., dba DAKOTACARE(the "Company") on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce Hanson, Chief Finance Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



_/s/ Bruce E. Hanson____
Chief Finance Officer

March 28, 2003