Form 10-Q
period 2003-03-31
SD STATE MEDICAL HOLDING CO INC
filed 2003-05-15
CIK 919176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2003

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

     Class                            Outstanding at April 21, 2003
Class C Common Stock                              1,365,604












  SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
                               FORM 10-Q

                                 INDEX

                                                                 Page Number


Part 1.  Financial Information (unaudited)

   Item 1.  Financial Statements

     Consolidated Balance Sheets at
     March 31, 2003 and December 31, 2002                            2

     Consolidated Statements of Operations for
     the Three Months Ended March 31, 2003 and 2002                  3

     Consolidated Statement of Stockholders' Equity
     for the Three Months Ended March 31, 2003                       4

     Consolidated Statements of Cash Flows
     for the Three Months Ended March 31, 2003 and 2002              5

     Notes to Consolidated Financial Statements                    6-7

   Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations               7-10

   Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk                                       10

   Item 4.  Controls and Procedures                                 10

Part II.  Other Information                                         11

   Item 1.  Legal Proceedings                                       11

   Item 2.  Changes in Securities and Use of Proceeds               11

   Item 3.  Defaults Upon Senior Securities                         11

   Item 4.  Submission of Matters to a Vote
            of Security Holders                                     11

   Item 5.  Other Information                                       11

   Item 6.  Exhibits and Reports on Form 8-K                        11

   Signatures                                                       11

   Certifications                                                12-13

   Exhibit 99.1  CEO Certification                                  14

   Exhibit 99.2  CFO Certification                                  15






                                                                   1


                       PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements
                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                      March 31,    December 31,
             ASSETS                                      2003           2002
-------------------------------------------------------------------------------
Cash and cash equivalents                           $ 11,127,089   $ 10,543,214
Investments in securities held to maturity               498,156        448,229
Certificates of deposit                                1,400,000      1,400,000
Receivables                                            1,912,952      2,045,091
Prepaids and other assets                                 57,672         49,998
Deferred income taxes                                    895,400        891,400
                                                    -------------  -------------
  Total current assets                                15,891,269     15,377,932
                                                    -------------  -------------
Investment in securities held to maturity              4,262,381      4,277,417
Investment in securities available for sale              147,800        146,500
Certificate of deposit                                   100,000        100,000
Contracts with life insurance companies                   96,532         93,532
                                                    -------------  -------------
  Total long-term investments                          4,606,713      4,617,449
                                                    -------------  -------------
Property and equipment, net of accum. depreciation       625,156        702,621
                                                    -------------  -------------
                                                    $ 21,123,138   $ 20,698,002
                                                    =============  =============
             LIABILITIES
Reported and unreported claims payable              $ 10,014,987   $  9,906,383
Unearned premiums and administration fees              2,482,833      2,315,745
Accounts payable and accrued expenses                  1,244,261      1,318,078
Contingency reserves payable                           2,215,750      2,215,750
                                                    -------------  -------------
  Total current liabilities                           15,957,381     15,755,956
Contingency reserves payable                           3,726,509      2,974,808
                                                    -------------  -------------
  Total liabilities                                   19,684,340     18,730,764
                                                    -------------  -------------
Minority interest in subsidiaries                          3,107          6,676
                                                    -------------  -------------
        STOCKHOLDERS' EQUITY
Class A preferred, voting, no par value, $10 stated
  value, 2,500 shares authorized; 1,372 and 1,350
  shares issued and outstanding at March 31, 2003 and
  December 31, 2002; liquidation preference of
  outstanding shares of $13,720 and $13,500 at
  March 31, 2003 and December 31, 2002, respectively      13,720         13,500
Class B preferred, voting, no par value, $1 stated
  value, 2,500 shares authorized; issued and
  outstanding 1,300 shares; liquidation preference
  of outstanding shares of $1,300                          1,300          1,300
Class C common, nonvoting, $.01 par value, 10,000,000
  shares authorized; issued 1,505,760 shares              15,058         15,058
Additional paid-in capital                             3,749,342      3,749,342
Retained (deficit)                                    (1,020,079)      (495,488)
Accumulated other comprehensive income                     5,529          6,029
Less cost of Class C common treasury stock,
  140,156 shares                                      (1,329,179)    (1,329,179)
                                                    -------------  -------------
                                                       1,435,691      1,960,562
                                                    -------------  -------------
                                                    $ 21,123,138   $ 20,698,002
                                                    =============  =============
See Notes to Consolidated Financial Statements.                            2

                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                               Three Months Ended March 31,
                                      2003          2002
-----------------------------------------------------------
Revenues:
  Premiums, net of reins. ceded  $ 20,867,791  $ 18,096,903
  Third party administration fees   1,372,220     1,285,450
  Investment income                   104,187       120,779
  Other income                        342,972       320,608
                                 ------------- -------------
     Total revenues              $ 22,687,170  $ 19,823,740
                                 ------------- -------------
Operating expenses:
  Claims incurred,
    net of reins. recoveries     $ 19,547,393  $ 16,582,669
  Personnel expense                 1,545,002     1,381,753
  Commissions                         820,138       765,216
  Professional fees expense           192,350       245,749
  Office expense                      207,010       245,002
  Advertising                         117,204       161,612
  Occupancy expense                   216,233       187,907
  State insurance taxes               247,781       238,388
  Other general and
    administrative expenses           422,531       320,328
                                 ------------- -------------
     Total operating expenses    $ 23,315,642  $ 20,128,624
                                 ------------- -------------

(Loss) before income taxes
  and minority interest          $   (628,472) $   (304,884)

Income taxes (benefit)               (100,100)      (12,100)
                                 ------------- -------------
(Loss) before minority
  interest                       $   (528,372) $   (292,784)
Minority interest in (loss)
  of subsidiaries                      (3,781)       (5,634)
                                 ------------- -------------
     Net (loss)                  $   (524,591) $   (287,150)
                                 ============= =============

(Loss) per common share          $      (0.38) $      (0.21)
                                 ============= =============

Comprehensive (loss)             $   (525,091) $   (288,557)
                                 ============= =============
Weighted average number of
  common shares outstanding         1,365,604     1,365,604
                                 ============= =============

See Notes to Consolidated Financial Statements.

                                                                    3








                        SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         THREE MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)

                                                        Accumulated
                                 Additional                Other
                       Capital   Paid-In      Retained  Comprehensive  Treasury
                        Stock    Capital      (Deficit)    Income       Stock       Total
--------------------------------------------------------------------------------------------
Balance,
December 31, 2002       $29,858  $3,749,342  $  (495,488) $   6,029  $(1,329,179) $1,960,562
  Issuance of Class A
    preferred stock         220          --           --         --           --         220
 Comprehensive (loss):
    Net (loss)               --          --     (524,591)        --           --
    Net change in un-
      realized gain on
      securities avail-
      able for sale          --          --           --       (500)          --
    Comprehensive (loss)     --          --           --         --           --    (525,091)
                        -------- ----------- ------------  --------- ------------ -----------
Balance, March 31, 2003 $30,078  $3,749,342  $(1,020,079)  $  5,529  $(1,329,179) $1,435,691
                        ======== =========== ============  ========= ============ ===========

See Notes to Consolidated Financial Statements.

































                                                                       4



                         SOUTH DAKOTA STATE MEDICAL HOLDING
                       COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Three Months Ended March 31,
                                                                  2003           2002
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                $   (524,591)  $   (287,150)
  Adjustments to reconcile net (loss) to net
    cash provided by operating activities:
    Depreciation                                                  86,540         63,154
    Minority interest in (loss) of subsidiaries                   (3,781)        (5,634)
    Amortization of discounts and premiums on investments, net   (34,891)       (36,358)
    Decrease in receivables                                      132,139        152,897
    (Increase) decrease in prepaids and other assets              (7,674)         1,488
    (Increase) decrease in deferred income taxes                  (4,000)         2,900
    Increase in reported and unreported claims payable           108,604        597,223
    Increase in unearned premiums and administration fees        167,088        347,795
    (Decrease) in accounts payable and accrued expenses          (73,817)       (13,980)
    Increase in contingency reserves payable                     751,701        652,899
                                                            -------------  -------------
Net cash provided by operating activities                   $    597,318   $  1,475,234
                                                            -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available for sale                 $     (1,800)  $     (1,707)
  Held to maturity securities:
    Matured                                                           --        165,000
    Purchased                                                         --       (200,005)
  Proceeds from maturities of certificates of deposit            400,000        400,000
  Purchase of certificates of deposit                           (400,000)      (500,000)
  (Increase) decrease in contracts with life
    insurance companies                                           (3,000)           339
  Purchase of property and equipment                              (9,075)      (145,165)
                                                            -------------  -------------
Net cash (used in) investing activities                     $    (13,875)   $  (281,538)
                                                            -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of capital stock                   $        220   $         --
  Increase in minority investment of subsidiary                      212            511
                                                            -------------  -------------
Net cash provided by financing activities                   $        432   $        511
                                                            -------------  -------------
Increase in cash and cash equivalents                       $    583,875   $  1,194,207
CASH AND CASH EQUIVALENTS
Beginning                                                     10,543,214      8,673,787
                                                            -------------  -------------
Ending                                                      $ 11,127,089   $  9,867,994
                                                            =============  =============

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Income taxes, net of (refunds)                          $   (200,000)  $          0

Supplemental Disclosures of Noncash Investing
  And Financing Activities
    Increase (Decrease) in unrealized gain on
      securities available for sale                         $        500   $     (1,407)

See Notes to Consolidated Financial Statements.
                                                                      5

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.  BASIS OF PRESENTATION

The consolidated financial statements of South Dakota State Medical Holding Company, Incorporated, d/b/a DAKOTACARE, (the "Company") and its wholly-owned subsidiaries, DAKOTACARE Administrative Services, Incorporated
(DAS), and DAKOTACARE Insurance Ltd. (DIL), and its majority owned subsidiary, CareWest, Inc. (CW) contained in this report are unaudited but reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial information for the periods presented and are not necessarily indicative of the results to be expected for the full year.


2.  (LOSS) PER COMMON SHARE

(Loss) per common share is calculated by dividing net (loss) by the weighted average number of Class C common shares outstanding during the period. All references to (loss) per share in the consolidated financial statements are to basic (loss) per share, as the Company has no potentially issuable common stock.


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

The Company evaluates performance and allocates resources based on net income determined under accounting principles generally accepted in the United States of America. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies as indicated in the Company's 2002 Annual Consolidated Financial Statements. The Company allocates payroll costs incurred based on the activities of admitting new enrollees and in adjudicating claims. The HMO segment (loss)
includes the equity in net (loss) of the TPA and reinsurance segments. Intersegment revenues primarily relate to equipment rental charges which are based on the depreciation of the underlying assets. Segment assets include the investment in subsidiaries.
                                                                    6
The Company's reportable segments are derived from the operations of the Company and subsidiaries that offer different products. The reportable segments are managed separately because they provide distinct services.

For the Three Months Ended March 31, 2003
---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 20,879,396  $ 1,463,259  $ 329,293     $22,671,948
Intersegment revenues                        --       58,999         --          58,999
Segment (loss)                         (524,591)      (4,711)   (14,293)       (543,595)
Segment assets                       20,450,343    1,588,985    791,370      22,830,698

The total segment loss is greater than the consolidated net loss by $19,004 because the equity in net loss of subsidiaries has not been eliminated from the individual segment amounts.

For the Three Months Ended March 31, 2002
---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 18,451,605  $ 1,383,672  $  76,514    $ 19,911,791
Intersegment revenues                        --       49,569         --          49,569
Segment (loss)                         (287,150)     (21,559)   (72,126)       (380,835)
Segment assets                       20,326,254    1,195,477    552,636      22,074,367

The total segment loss is greater than the consolidated net loss by $93,685 because the equity in net loss of subsidiaries has not been eliminated from the individual segment amounts.

5.  COMPREHENSIVE (LOSS)
Comprehensive (loss) was ($525,091) and ($288,557) for the three months ended March 31, 2003 and 2002, respectively. The difference between comprehensive (loss) and net (loss) presented in the Consolidated Statements of Operations is attributed solely to change in unrealized gains and losses on securities available for sale during the periods presented.

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

The Company contracts with over 98% of the physicians in the state of South Dakota, 100% of the hospitals in the state of South Dakota, and many other health care providers to provide medical services to its enrollees. At
March 31, 2003, the Company's HMO medical care enrollment was approximately 37,900, while its subsidiaries DAS and CW had combined medical care enrollment of approximately 64,700. The Company also offers ancillary products and the resulting exclusive enrollment under the HMO was approximately 2,000, while its subsidiaries DAS and CW had combined ancillary product exclusive enrollment of approximately 15,600. The resulting total population served by the Company through any of its products resulted in a total of approximately 120,200 at March 31, 2003.

This discussion and analysis contains certain forward-looking terminology such as "believes," "anticipates," "will," and "intends," or comparable terminology. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers of the Company's securities are cautioned not to place undue reliance on such forward-looking statements which are qualified in their entirety by the cautions and risks described herein and in other reports filed by the Company with the Securities and Exchange Commission.
                                                                      7

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

General
The Company's net loss increased $237,441 to $524,591 for the three months ended March 31, 2003, as compared to a net loss of $287,150 for the three months ended March 31, 2002. This increase in net losses was primarily due to the increase in operating expenses over the increase in total revenues. Total operating expenses increased $3,187,018 for the three months ended March 31, 2003, while total revenues increased $2,863,430 for the same period. This was somewhat offset by the increase in income tax benefits of $88,000 for the three months ended March 31, 2002 as compared to March 31, 2002.


Revenues
Total revenues increased $2,863,430, or 14.4%, for the three months ended
March 31, 2003, as compared to March 31, 2002. The revenues from the net premiums generated by the health maintenance organization increased $2,518,714, or 14.0%. This increase is attributable to a 15.2% increase in the premiums earned per enrollee and a decrease in the enrollment of 1.0% for the three months ended March 31, 2003, as compared to March 31, 2002. Revenues from the TPA fees increased by $86,770 due to a small net increase in enrollment and additional fees generated with existing enrollment. Investment income decreased by $16,592 due to lower yields overall. The reduction in income due to the lower yields was partially offset by an increase in invested assets when compared to the quarter ended March 31, 2002.

Operating Expenses
Total operating expenses increased $3,187,018, or 15.8%, for the three months ended March 31, 2003, as compared to March 31, 2002. This was due to an increase in claims incurred, personnel expense, commissions, state insurance taxes, occupancy expense, and other general and administrative expenses, but was somewhat offset by a decrease in professional fees expense, advertising and office expense.


Net claims expense generated by the health maintenance organization increased $2,816,496, or 17.1%. Average claims expense per enrollee increased 18.3% for the three months ended March 31, 2003, as compared to March 31, 2002, while the number of enrollees decreased 1.0%. Personnel expense increased $163,249, or 11.8% for the three months ended March 31, 2003, as compared to March 31, 2002. This is due to the increased number of personnel and the annual salary adjustments made June of each year. Some of the increase in personnel was needed to eliminate and reduce expenses for temporary help. This was seen by the reduction in temporary help expenses within the professional fees. Commissions and state insurance taxes increased due to the increase in net premiums and TPA fees for the three months ended March 31, 2003 as compared to March 31, 2002. Occupancy expense increased $28,326, or 15.1% due to increased depreciation expense. Other general and administrative expenses increased $102,203 for the three months ended March 31, 2003, as compared to March 31, 2002. Insurance expense continued to increase as coverages were renewed which accounted for most of the increase. Professional fees decreased $53,399, or 21.7%, for the three months ended March 31, 2003 as compared to March 31, 2002. Legal, accounting fees, and temporary help decreased when compared to the prior year which accounted for the majority of the change. Office expense decreased $37,992, or 15.5% due to a decrease in printing, supplies, and telephone, which were greater than the increase in postage costs.

Income Taxes
Income tax expense or benefit should represent 35% of income or loss, but fluctuates each period due to adjustments for a valuation allowance for deferred tax assets and permanent tax differences. For the three months ended March 31,2003, income tax benefit represented 15.9% of the loss before taxes and minority interest. The valuation allowance for deferred tax assets exists due to the fact that the recoverable amount of deferred taxes is limited to the amount paid by the Company to the Internal Revenue Service and is available to be recovered if taxable losses occur. The valuation allowance is also effected by the losses incurred by a subsidiary which has no prior cumulative taxable income from which to recover the taxes. Even though the subsidiary files within the consolidated tax return, cumulative losses are nondeductible due to an agreement signed with the government of the foreign subsidiary, which prohibits the deductions until income is produced by the subsidiary.

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

Net cash provided by operating activities decreased by $877,916 to $597,318 for the three months ended March 31, 2003, as compared to March 31, 2002.
Cash provided by operations was mainly attributed to the increase in reported and unreported claims payable, the increase in unearned premiums, the increase in contingency reserves payable. The cash provided by these changes were somewhat offset by the net loss for the three months ended March 31, 2003, and a decrease in accounts payable. Reported and unreported claims payable have increased due to the need for additional reserves on the HMO and Reinsurance segments. Unearned premiums increased since the prior year end, which is due to the higher premium income and fluctuates based somewhat on the timing of premiums received from clients. The Company implemented a new plan whereby delinquent paying clients are suspended immediately for pharmacy coverage.
Due to this change, premium payments have been accelerated by clients to the HMO and thus has added to the amount of unearned premiums received. There was no payment of contingency reserves to physicians for the three months ended March 31, 2003, which caused the increase in contingency reserves payable.

Cash flows provided from investing activities were minimal. Equity securities were purchased with the reinvestment of dividends from those equity securities. Equipment was also purchased in the normal course of business. Four Certificates of Deposit matured and renewed into new Certificates of Deposit which generated no cash flow.

The Company is not contractually obligated to pay out the contingency reserves withheld but has historically elected to pay out a majority of the amounts withheld. No dividends have been declared or paid for the three months ended March 31, 2003. Future dividend payments are dependent on operations and liquidity of the Company. The Company believes that cash flows generated by operations, withholding of contingency reserves payable, cash on hand, and short-term investment balances will be sufficient to fund operations, pay out the projected contingency reserves payable, and pay dividends on the Class C common stock. Even though cash flows may provide for the payment of dividends and contingency reserves, the Board of Directors determine the amounts that are paid. Risk based capital requirements, budgeted cash expenditures and a number of other factors may influence the Board's decision for these payments.


CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in the footnotes to our financial statements for our latest 10K which we filed March 29, 2003.

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

South Dakota State Medical Holding Company, Incorporated
                     (Registrant)



Date:______________                 By:   ______________________
                                          L. Paul Jensen
                                          Chief Executive Officer
                                          (Duly Authorized Officer)


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


_________________
L. Paul Jensen
Chief Executive Officer

May 15, 2003

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


________________________
Bruce E. Hanson
Chief Finance Officer

May 15, 2003

                                                        Exhibit 99.1



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of South Dakota State Medical Holding Company, Inc., dba DAKOTACARE(the "Company") on Form 10-Q for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, L. Paul Jensen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



________________________
Chief Executive Officer

May 15, 2003



A signed original of this written statement required by Section 906 has been provided to South Dakota State Medical Holding Co., Inc. and will be retained by South Dakota State Medical Holding Co., Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                                        Exhibit 99.2



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of South Dakota State Medical Holding Company, Inc., dba DAKOTACARE(the "Company") on Form 10-Q for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce Hanson, Chief Finance Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



________________________
Chief Finance Officer

May 15, 2003









A signed original of this written statement required by Section 906 has been provided to South Dakota State Medical Holding Co., Inc. and will be retained by South Dakota State Medical Holding Co., Inc. and furnished to the Securities and Exchange Commission or its staff upon request.