Form 10-Q
period 2003-06-30
SD STATE MEDICAL HOLDING CO INC
filed 2003-08-15
CIK 919176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2003

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

     Class                            Outstanding at July 21, 2003
Class C Common Stock                              1,365,604












  SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
                               FORM 10-Q

                                 INDEX

                                                                 Page Number


Part 1.  Financial Information (unaudited)

   Item 1.  Financial Statements

     Consolidated Balance Sheets at
     June 30, 2003 and December 31, 2002                             2

     Consolidated Statements of Operations for
     the Three and Six Months Ended June 30, 2003 and 2002           3

     Consolidated Statement of Stockholders' Equity
     for the Six Months Ended June 30, 2003                          4

     Consolidated Statements of Cash Flows
     for the Six Months Ended June 30, 2003 and 2002                 5

     Notes to Consolidated Financial Statements                    6-7

   Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations               8-12

   Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk                                       12

   Item 4.  Controls and Procedures                                 12

Part II.  Other Information                                         13

   Item 1.  Legal Proceedings                                       13

   Item 2.  Changes in Securities and Use of Proceeds               13

   Item 3.  Defaults Upon Senior Securities                         13

   Item 4.  Submission of Matters to a Vote
            of Security Holders                                     13

   Item 5.  Other Information                                       13

   Item 6.  Exhibits and Reports on Form 8-K                        13

   Signatures                                                       13

   Certifications                                                14-15

   Exhibit 32.1  CEO Certification                                  16

   Exhibit 32.2  CFO Certification                                  17







                                                                   1


                       PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements
     SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
                           CONSOLIDATED BALANCE SHEETS

                                                              June 30,    December 31,
             ASSETS                                             2003           2002
                                                            (Unaudited)    (Audited)
--------------------------------------------------------------------------------------
Cash and cash equivalents                                  $ 11,643,473   $ 10,543,214
Investment in securities held to maturity                       499,801        448,229
Certificates of deposit                                       1,400,000      1,400,000
Receivables                                                   1,864,446      2,045,091
Prepaids and other assets                                        55,112         49,998
Deferred income taxes                                         1,179,500        891,400
                                                           -------------  -------------
  Total current assets                                       16,642,332     15,377,932
                                                           -------------  -------------
Investment in securities held to maturity                     4,280,349      4,277,417
Investment in securities available for sale                     149,500        146,500
Certificate of deposit                                          100,000        100,000
Contracts with life insurance companies                         100,532         93,532
                                                           -------------  -------------
  Total long-term investments                                 4,630,381      4,617,449
                                                           -------------  -------------
Property and equipment, net of accum. depreciation              574,050        702,621
                                                           -------------  -------------
Deferred income taxes                                           141,500             --
                                                           -------------  -------------
                                                           $ 21,988,263   $ 20,698,002
                                                           =============  =============
             LIABILITIES
Reported and unreported claims payable                     $  9,604,791   $  9,906,383
Unearned premiums and administration fees                     2,323,566      2,315,745
Accounts payable and accrued expenses                         1,430,942      1,318,078
Contingency reserves payable                                  2,215,750      2,215,750
                                                           -------------  -------------
  Total current liabilities                                  15,575,049     15,755,956
Contingency reserves payable                                  4,429,430      2,974,808
                                                           -------------  -------------
  Total liabilities                                          20,004,479     18,730,764
                                                           -------------  -------------
Minority interest in subsidiary                                   7,467          6,676
                                                           -------------  -------------
        STOCKHOLDERS' EQUITY
Class A preferred, voting, no par value, $10 stated value,
  2,500 shares authorized; 1,392 and 1,350 shares issued
  and outstanding at June 30, 2003 and December 31, 2002;
  liquidation preference of outstanding shares of $13,920 and
  $13,500 at June 30, 2003 and December 31, 2002, respectively   13,920         13,500
Class B preferred, voting, no par value, $1 stated value,
  2,500 shares authorized; 1,800 and 1,300 shares issued
  and outstanding at June 30, 2003 and December 31, 2002;
  liquidation preference of outstanding shares of $1,800 and
  $1,300 at June 30, 2003 and December 31, 2002, respectively     1,800          1,300
Class C common, nonvoting, $.01 par value, 10,000,000
  shares authorized; issued 1,505,760 shares                     15,058         15,058
Additional paid-in capital                                    3,749,342      3,749,342
Accumulated (deficit)                                          (480,955)      (495,488)
Accumulated other comprehensive income                            6,331          6,029
Less cost of Class C common treasury stock, 140,156 shares   (1,329,179)    (1,329,179)
                                                           -------------  -------------
                                                              1,976,317      1,960,562
                                                           -------------  -------------
                                                           $ 21,988,263   $ 20,698,002
                                                           =============  =============
See Notes to Consolidated Financial Statements.                            2

     SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 Three Months Ended June 30,   Six Months Ended June 30,
                                      2003          2002          2003          2002
---------------------------------------------------------------------------------------
Revenues:
  Premiums, net of reins. ceded  $ 21,536,302  $ 18,931,379  $ 42,404,093  $ 37,028,282
  Third party administration fees   1,476,827     1,080,266     2,849,047     2,365,716
  Investment income                    88,683       123,594       192,870       244,373
  Other income                        356,225       353,743       699,197       674,351
                                 ------------- ------------- ------------- -------------
     Total revenues                23,458,037    20,488,982    46,145,207    40,312,722
                                 ------------- ------------- ------------- -------------
Operating expenses:
  Claims incurred,
    net of reins. recoveries       19,047,765    17,771,360    38,595,158    34,354,029
  Personnel expense                 1,639,291     1,416,886     3,184,293     2,798,639
  Commissions                         830,894       720,258     1,651,032     1,485,474
  Professional fees expense           279,173       220,491       471,523       466,240
  Office expense                      276,794       245,578       483,804       490,580
  Advertising                         159,408       155,335       276,612       316,947
  Occupancy expense                   238,808       195,280       455,041       383,187
  State insurance taxes               275,096       239,925       522,877       478,313
  Other general and
    administrative expenses           162,136       215,133       584,667       535,461
                                 ------------- ------------- ------------- -------------
     Total operating expenses      22,909,365    21,180,246    46,225,007    41,308,870
                                 ------------- ------------- ------------- -------------

Income (loss) before income taxes
  and minority interest               548,672      (691,264)      (79,800)     (996,148)

Income taxes (benefit)                  5,188      (248,200)      (94,912)     (260,300)
                                 ------------- ------------- ------------- -------------
Income (loss) before minority
  interest                            543,484      (443,064)       15,112      (735,848)
Minority interest in income
  (loss) of subsidiary                  4,360        (5,093)          579       (10,727)
                                 ------------- ------------- ------------- -------------
     Net income (loss)           $    539,124  $   (437,971) $     14,533  $   (725,121)
                                 ============= ============= ============= =============

Earnings (loss) per common share $       0.39  $      (0.32) $       0.01  $      (0.53)
                                 ============= ============= ============= =============

Weighted average number of
  common shares outstanding         1,365,604     1,365,604     1,365,604     1,365,604
                                 ============= ============= ============= =============


See Notes to Consolidated Financial Statements.

                                                                    3










     SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          SIX MONTHS ENDED JUNE 30, 2003
                                   (Unaudited)

                                                        Accumulated
                                 Additional                Other
                       Capital   Paid-In    Accumulated Comprehensive  Treasury
                        Stock    Capital      (Deficit)    Income       Stock       Total
--------------------------------------------------------------------------------------------
Balance,
December 31, 2002       $29,858  $3,749,342  $  (495,488) $   6,029  $(1,329,179) $1,960,562
  Issuance of Class A
    preferred stock         420          --           --         --           --         420
  Issuance of Class B
    preferred stock         500          --           --         --           --         500
Comprehensive income:
    Net income               --          --       14,533         --           --
    Net change in un-
      realized gain on
      securities avail-
      able for sale          --          --           --        302           --
    Comprehensive income     --          --           --         --           --      14,835
                        -------- ----------- ------------  --------- ------------ -----------
Balance, June 30, 2003  $30,778  $3,749,342  $  (480,955)  $  6,331  $(1,329,179) $1,976,317
                        ======== =========== ============  ========= ============ ===========


See Notes to Consolidated Financial Statements.
































                                                                       4



     SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended June 30,
                                                                  2003           2002
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                         $     14,533   $   (725,121)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation                                                 143,492        146,507
    Minority interest in income (loss) of subsidiary                 579        (10,727)
    Amortization of discounts and premiums on investments, net   (67,021)       (71,794)
    Gain on disposal of equipment                                     --           (200)
    Decrease in receivables                                      180,645        108,314
    (Increase) decrease in prepaids and other assets              (5,114)        80,416
    (Increase) in deferred income taxes                         (429,600)      (118,100)
    Increase (decrease) in reported and unreported
      claims payable                                            (301,592)       218,825
    Increase in unearned premiums and administration fees          7,821        284,566
    Increase (decrease) in accounts payable and
      accrued expenses                                           112,864       (156,495)
    Increase in contingency reserves payable                   1,454,622      1,358,077
                                                            -------------  -------------
Net cash provided by operating activities                   $  1,111,229   $  1,114,268
                                                            -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available for sale                 $     (2,698)  $     (3,702)
  Held to maturity securities:
    Matured                                                      212,000        535,000
    Purchased                                                   (199,483)      (200,005)
  Proceeds from maturities of certificates of deposit            500,000        350,000
  Purchase of certificates of deposit                           (500,000)      (450,000)
  (Increase) decrease in contracts with life
    insurance companies                                           (7,000)         2,349
  Proceeds from the sale of property and equipment                    --            200
  Purchase of property and equipment                             (14,921)      (203,007)
                                                            -------------  -------------
Net cash (used in) provided by investing activities         $    (12,102)   $    30,835
                                                            -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of capital stock                   $        920   $        210
  Increase in minority investment of subsidiary                      212         16,403
                                                            -------------  -------------
Net cash provided by financing activities                   $      1,132   $     16,613
                                                            -------------  -------------
Increase in cash and cash equivalents                       $  1,100,259   $  1,161,716
CASH AND CASH EQUIVALENTS
Beginning                                                     10,543,214      8,673,787
                                                            -------------  -------------
Ending                                                      $ 11,643,473   $  9,835,503
                                                            =============  =============

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Income taxes, net of (refunds)                          $   (200,000)  $          0

Supplemental Disclosures of Noncash Investing
  And Financing Activities
    Increase in unrealized gain on
      securities available for sale                         $        302   $      1,598

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


2.  INCOME(LOSS) PER COMMON SHARE

Income(loss) per common share is calculated by dividing net income(loss) by the weighted average number of Class C common shares outstanding during the period. All references to income(loss) per share in the consolidated financial statements are to basic income(loss) per share, as the Company has no potentially issuable common stock.


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

The Company evaluates performance and allocates resources based on net income determined under accounting principles generally accepted in the United States of America. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies as indicated in the Company's 2002 Annual Consolidated Financial Statements. The Company allocates payroll costs incurred based on the activities of admitting new enrollees and in adjudicating claims. The HMO segment income includes the equity in net income(loss) of the TPA and reinsurance segments. Intersegment revenues primarily relate to equipment rental charges which are based on the depreciation of the underlying assets. Segment assets include the investment in subsidiaries.
                                                                    6

The Company's reportable segments are derived from the operations of the Company and subsidiaries that offer different products. The reportable segments are managed separately because they provide distinct services.

For the Three Months Ended June 30, 2003

---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 21,508,050  $ 1,589,149  $ 415,809     $23,513,008
Intersegment revenues                        --       63,306         --          63,306
Segment income (loss)                   539,124       65,835    (10,864)        594,095
Segment assets                       21,457,718    1,712,285    651,686      23,821,689
The total segment income is greater than the consolidated net income by
$54,971 because the equity in net income of subsidiaries has not been eliminated from the individual segment amounts.

For the Three Months Ended June 30, 2002
---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 19,198,265  $ 1,213,692  $  77,025     $20,488,982
Intersegment revenues                        --       73,280         --          73,280
Segment (loss)                         (437,971)     (46,675)    (8,571)       (493,217)
Segment assets                       20,004,176    1,138,231    543,817      21,686,224

The total segment loss is greater than the consolidated net loss by $55,246 because the equity in net loss of subsidiaries has not been eliminated from the individual segment amounts.

For the Six Months Ended June 30, 2003
---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 42,383,664  $ 3,052,408  $ 745,102     $46,181,174
Intersegment revenues                        --      122,305         --         122,305
Segment income(loss)                     14,533       61,124    (25,157)         50,500
Segment assets                       21,457,718    1,712,285    651,686      23,821,689

The total segment income is greater than the consolidated net income by $35,967 because the equity in net income of subsidiaries has not been eliminated from the individual segment amounts.

For the Six Months Ended June 30, 2002
---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 37,561,819  $ 2,597,364  $ 153,539     $40,312,722
Intersegment revenues                        --      122,849         --         122,849
Segment (loss)                         (725,121)     (68,234)   (80,697)       (874,052)
Segment assets                       20,004,176    1,138,231    543,817      21,686,224

The total segment loss is greater than the consolidated net loss by $148,931 because the equity in net loss of subsidiaries has not been eliminated from the individual segment amounts.

5.  COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) was $539,926 and ($434,966) for the three months ended June 30, 2003 and 2002, respectively, and was $14,835 and ($723,523) for the six months ended June 30, 2003 and 2002, respectively. The difference between comprehensive income (loss) and net income (loss) presented in the Consolidated Statements of Operations is attributed solely to change in unrealized gains and losses on securities available for sale during the periods presented.

                                                                   7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company contracts with over 98% of the physicians in the state of South Dakota, 100% of the hospitals in the state of South Dakota, and many other health care providers to provide medical services to its enrollees. At
June 30, 2003, the Company's HMO medical care enrollment was approximately 37,600, while its subsidiaries DAS and CW had combined medical care enrollment of approximately 64,100. The Company also offers ancillary products and the resulting exclusive enrollment under the HMO was approximately 2,000, while its subsidiaries DAS and CW had combined ancillary product exclusive enrollment of approximately 15,700. The resulting total population served by the Company through any of its products resulted in a total of approximately 119,400 at June 30, 2003.

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

General
The Company's net income increased $977,095 to $539,124 for the three months ended June 30, 2003, as compared to a net loss of $437,971 for the three months ended June 30, 2002. This increase in net income was primarily due to the increase in total revenues over total operating expenses. Total revenues increased $2,969,055 for the three months ended June 30, 2003, while total operating expenses increased $1,729,119 for the same period. This was somewhat offset by the increase in the provision for income taxes of $255,588 for the three months ended June 30, 2003 as compared to June 30, 2002.

Revenues
Total revenues increased $2,969,055, or 14.5%, for the three months ended
June 30, 2003, as compared to June 30, 2002. The revenues from the net premiums generated by the health maintenance organization increased $2,267,083, or 12.0%. This increase is attributable to a 18.9% increase in the premiums earned per enrollee and a decrease in the enrollment of 5.8% for the three months ended June 30, 2003, as compared to June 30, 2002. Revenues from the TPA fees increased by $396,561, or 36.7%, due to an increase in enrollment, additional fees generated per enrollee and an increase in pharmacy rebates associated with the enrollment. Investment income decreased by $34,911 due to lower yields overall. The reduction in income due to the lower yields was partially offset by an increase in invested assets when compared to the quarter ended June 30, 2002.






                                                                        8
Operating Expenses
Total operating expenses increased $1,729,119, or 8.2%, for the three months ended June 30, 2003, as compared to June 30, 2002. This was due to an increase in claims incurred, personnel expense, commissions, professional fees, office expenses, state insurance taxes, and occupancy expenses, but was somewhat offset by a decrease in other general and administrative expenses.

Net claims expense generated by the health maintenance organization increased $973,106, or 5.5%. Average claims expense per enrollee increased 11.9% for the three months ended June 30, 2003, as compared to June 30, 2002, while the number of enrollees decreased 5.8%. Personnel expense increased $222,405, or 15.7% for the three months ended June 30, 2003, as compared to June 30, 2002. This is due to the increased number of personnel and the annual salary adjustments made June of each year. Some of the increase in personnel was needed to eliminate and reduce expenses for temporary help. This was seen by the reduction in temporary help expenses within the professional fees. Commissions and state insurance taxes increased $145,807, or 15.2%, due to the increase in net premiums and TPA fees for the three months ended
June 30, 2003 as compared to June 30, 2002. Professional fees expense increased $58,682, or 26.6%, due to the additional consulting used in the implementation of HIPAA and the use of specialists in examining pharmacy rebates and contracts to save costs for the future. Office expenses increased by $31,216, or 12.7%, for the three months ended June 30, 2003 as compared to June 30, 2002. This increase was mostly attributable to an increase in postage costs during the current quarter. Occupancy expense increased $43,528, or 22.3% due to increased depreciation expense. Other general and administrative expenses decreased $52,997 for the three months ended June 30, 2003, as compared to June 30, 2002. This decrease was attributable to the write down in the second quarter of 2002, of an investment in subsidiary. This resulted from an increase in ownership percentage of cumulative losses. Insurance expense increased for the three months ended June 30, 2003 as compared to June 30, 2002, which somewhat offset the decrease due to the adjustment.

Income Taxes
Income tax expense or benefit should represent 35% of income or loss, but fluctuates each period due to adjustments for a valuation allowance for deferred tax assets and permanent tax differences. For the three months ended June 30,2003, income tax benefit represented 0.9% of the income before taxes and minority interest. The valuation allowance for deferred tax assets exists due to the fact that the recoverable amount of deferred taxes is limited to the amount paid by the Company to the Internal Revenue Service and is available to be recovered if taxable losses occur. The valuation allowance is also effected by the losses incurred by a subsidiary which has no prior cumulative taxable income from which to recover the taxes. Even though the subsidiary files within the consolidated tax return, cumulative losses are nondeductible due to an agreement signed with the government of the foreign subsidiary, which prohibits the deductions until income is produced by the subsidiary.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

General
The Company's net income increased $739,654 to $14,533 for the six months ended June 30, 2003, as compared to a net loss of $725,121 for the six months ended June 30, 2002. This increase in net income was primarily due to the increase in total revenues over the increase in total operating expenses. Total revenues increased $5,832,485 for the six months ended June 30, 2003, while total operating expenses increased $4,916,137 for the same period. This net increase in operating income was somewhat offset by the increase in the provision for income tax of $165,388 for the six months ended June 30, 2002 as compared to June 30, 2002.


Revenues
Total revenues increased $5,832,485, or 14.5%, for the six months ended
June 30, 2003, as compared to June 30, 2002. The revenues from the net premiums generated by the health maintenance organization increased $4,785,797, or 13.0%. This increase is attributable to a 17.0% increase in the premiums earned per enrollee and a decrease in the enrollment of 3.4% for the six months ended June 30, 2003, as compared to June 30, 2002.
Revenues from the TPA fees increased by $483,331 due to a 4.8% increase in enrollment and additional fees generated with existing enrollment. Investment income decreased by $51,503 due to lower yields overall. The reduction in income due to the lower yields was partially offset by an increase in invested assets when compared to the six month period ended June 30, 2002.

Operating Expenses
Total operating expenses increased $4,916,137, or 11.9%, for the six months ended June 30, 2003, as compared to June 30, 2002. This was due to an increase in claims incurred, personnel expense, commissions, occupancy expense, state insurance taxes, and other general and administrative expense, but was somewhat offset by a decrease in advertising. Professional fees expense remained relatively constant in total, but there were some fluctuations within the account when comparing the six months ended
June 30, 2003 against June 30, 2002.

Net claims expense generated by the health maintenance organization increased $3,789,602, or 11.1%. Average claims expense per enrollee increased 15.0% for the six months ended June 30, 2003, as compared to June 30, 2002, while the number of enrollees decreased 3.4%. Personnel expense increased $385,654, or 13.8% for the six months ended June 30, 2003, as compared to June 30, 2002. This is due to the increased number of personnel and the annual salary adjustments made June of each year. Some of the increase in personnel was needed to eliminate and reduce expenses for temporary help. Commissions and state insurance taxes increased $210,122, or 10.7%, due to the increase in net premiums and TPA fees for the six months ended June 30, 2003 as compared to June 30, 2002. Occupancy expense increased $71,854, or 18.8% due to increased depreciation expense. Other general and administrative expenses increased $49,206 for the six months ended June 30, 2003, as compared to June 30, 2002. Insurance expense continued to increase as policies renew. The largest increase occurred in the policy for professional liability and Officer and Director Liability. This increase was offset somewhat by a decrease resulting from an adjustment to the write down in the second quarter of 2002, of an investment in subsidiary. This writeoff resulted from an increase in ownership percentage of cumulative losses. Advertising somewhat offset the overall operating expense increases by decreasing $40,335, or 12.7% for the six months ended June 30, 2003, as compared to June 30, 2002. The overall advertising budget was increased for the year, but the advertising agency is responsible in determining when the money is spent. The reduction is simply the timing of the advertising and by the end of the year, there should be a small increase compared to last year. Professional fees expense increased due to the additional consulting used in the implementation of HIPAA and the use of specialists in examining pharmacy rebates and contracts to save costs for the future. These increased costs were offset by the reduction in temporary help, which kept overall costs within the professional fees account similar to the prior year's amount.











Income Taxes
Income tax expense or benefit should represent 35% of income or loss, but fluctuates each period due to adjustments for a valuation allowance for deferred tax assets and permanent tax differences. For the six months ended June 30, 2003, income tax benefit represented 118.9% of the loss before taxes and minority interest. The change in the valuation allowance had a large percentage effect on this ratio. The valuation allowance for deferred tax assets exists due to the fact that the recoverable amount of deferred taxes is limited to the amount paid by the Company to the Internal Revenue Service and is available to be recovered if taxable losses occur. The valuation allowance is also effected by the losses incurred by a subsidiary which has no prior cumulative taxable income from which to recover the taxes. Even though the subsidiary files within the consolidated tax return, cumulative losses are nondeductible due to an agreement signed with the government of the foreign subsidiary, which prohibits the deductions until income is produced by the subsidiary.


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

Net cash provided by operating activities decreased by $3,039 to $1,111,229 for the three months ended June 30, 2003, as compared to June 30, 2002.
Cash provided by operations was mainly attributed to the decrease in receivables and an increase in contingency reserves payable. The cash provided by this increase was somewhat offset by an increase in deferred income taxes and a decrease in reported and unreported claims payable. Receivables decreased due to a decrease in income tax receivables since the prior year end. There was no payment of contingency reserves to physicians for the six months ended June 30, 2003, which caused the increase in contingency reserves payable. Deferred income taxes increased primarily due to the increase in contingency reserves payable, which are not deductible until paid to the physicians. Reported and unreported claims payable decreased due to the decrease in enrollment and thus a decrease in reserves needed on the HMO and Reinsurance segments.

Cash flows provided by(used in) investing and financing activities were minimal. The HMO segment had a bond mature, while the reinsurance segment used cash on hand to purchase a short term treasury security. Equity securities were purchased with the reinvestment of dividends from those equity securities. Equipment was also purchased in the normal course of business. Five Certificates of Deposit matured and were invested into new Certificates of Deposit which generated no cash flow.

The Company is not contractually obligated to pay out the contingency reserves withheld but has historically elected to pay out a majority of the amounts withheld. No dividends have been declared or paid for the six months ended June 30, 2003. Future dividend payments are dependent on operations and liquidity of the Company. The Company believes that cash flows generated by operations, withholding of contingency reserves payable, cash on hand, and short-term investment balances will be sufficient to fund operations, pay out the projected contingency reserves payable, and pay dividends on the Class C common stock. Even though cash flows may provide for the payment of dividends and contingency reserves, the Board of Directors determine the amounts that are paid. Risk based capital requirements, budgeted cash expenditures and a number of other factors may influence the Board's decision for these payments.


CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in the footnotes to our financial statements for our latest Annual Report on Form 10K which we filed March 29, 2003.

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


Item 4.  Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Compnay's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                                                 12
PART II:  OTHER INFORMATION

Item 1. Legal Proceedings
  None

Item 2. Changes in Securities and Use of Proceeds
  None

Item 3. Defaults Upon Senior Securities
  None

Item 4. Submission of Matters to a Vote of Security Holders
  At the Company's Annual Meeting of Shareholders held on June 5, 2003, the following directors were elected to serve a term of three years expiring at the Annual Meeting of Shareholders to be held in 2006:
Dr. Vance Thompson    Dr. James Engelbrecht      Dr. John Sternquist

The other continuing directors are as follows:
Dr. Ben Henderson     Mr. Van Johnson            Dr. Thomas Krafka
Dr. James Reynolds    Dr. John Rittmann          Dr. Stephen Schroeder
Mr. Bobby Sutton

Item 5. Other Information
  None

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibit 31.1  Section 302(a) Certification of Chief Executive Officer
    Exhibit 31.2  Section 302(a) Certification of Chief Financial Officer
    Exhibit 32.1  Certification of Chief Executive Officer Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002
    Exhibit 32.2  Certification of Chief Financial Officer Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

South Dakota State Medical Holding Company, Incorporated
                     (Registrant)



Date:_08/14/2003___                 By:   _/s/ L. Paul Jensen____
                                          L. Paul Jensen
                                          Chief Executive Officer
                                          (Duly Authorized Officer)


Date:_08/14/2003___                 By:   _/s/ Kirk J. Zimmer____
                                          Kirk J. Zimmer
                                          Senior Vice President
                                          (Principal Financial Officer)






                                                     EXHIBIT 31.1
Certifications

I, L. Paul Jensen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of South Dakota State Medical Holding Company, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c) disclosed in this report any change in the registrant's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and




/s/__L. Paul Jensen_
L. Paul Jensen
Chief Executive Officer

August 14, 2003

                                                  EXHIBIT 31.2

I, Bruce E. Hanson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of South Dakota State Medical Holding Company, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c) disclosed in this report any change in the registrant's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and




/s/__Bruce E. Hanson_
Bruce E. Hanson
Chief Finance Officer

August 14, 2003


                                                        Exhibit 32.1



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of South Dakota State Medical Holding Company, Inc., dba DAKOTACARE(the "Company") on Form 10-Q for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, L. Paul Jensen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/__L. Paul Jensen_
Chief Executive Officer

August 14, 2003



A signed original of this written statement required by Section 906 has been provided to South Dakota State Medical Holding Co., Inc. and will be retained by South Dakota State Medical Holding Co., Inc. and furnished to the Securities and Exchange Commission or its staff upon request.












                                                        Exhibit 32.2



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of South Dakota State Medical Holding Company, Inc., dba DAKOTACARE(the "Company") on Form 10-Q for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce Hanson, Chief Finance Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/__Bruce E. Hanson_
Chief Finance Officer

August 14, 2003









A signed original of this written statement required by Section 906 has been provided to South Dakota State Medical Holding Co., Inc. and will be retained by South Dakota State Medical Holding Co., Inc. and furnished to the Securities and Exchange Commission or its staff upon request.




















