Form 10-Q
period 2003-09-30
SD STATE MEDICAL HOLDING CO INC
filed 2003-11-14
CIK 919176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2003

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

     Class                            Outstanding at October 28, 2003
Class C Common Stock                              1,365,604












  SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
                               FORM 10-Q

                                 INDEX

                                                                 Page Number


Part 1.  Financial Information (unaudited)

   Item 1.  Financial Statements

     Consolidated Balance Sheets at
     September 30, 2003 and December 31, 2002                        2

     Consolidated Statements of Operations for the Three
     and Nine Months Ended September 30, 2003 and 2002               3

     Consolidated Statement of Stockholders' Equity
     for the Nine Months Ended September 30, 2003                    4

     Consolidated Statements of Cash Flows
     for the Nine Months Ended September 30, 2003 and 2002           5

     Notes to Consolidated Financial Statements                    6-7

   Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations               8-12

   Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk                                       12

   Item 4.  Controls and Procedures                                 12

Part II.  Other Information                                         13

   Item 1.  Legal Proceedings                                       13

   Item 2.  Changes in Securities and Use of Proceeds               13

   Item 3.  Defaults Upon Senior Securities                         13

   Item 4.  Submission of Matters to a Vote
            of Security Holders                                     13

   Item 5.  Other Information                                       13

   Item 6.  Exhibits and Reports on Form 8-K                        13

   Signatures                                                       13

   Exhibit 31.1                                                     14

   Exhibit 31.2                                                     15

   Exhibit 32.1  CEO Certification                                  16

   Exhibit 32.2  CFO Certification                                  17







                                                                   1


                       PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements
     SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
                           CONSOLIDATED BALANCE SHEETS

                                                           September 30,  December 31,
             ASSETS                                             2003           2002
                                                            (Unaudited)    (Audited)
--------------------------------------------------------------------------------------
Cash and cash equivalents                                  $ 13,026,521   $ 10,543,214
Investment in securities held to maturity                       772,550        448,229
Certificates of deposit                                       1,400,000      1,400,000
Receivables                                                   2,098,660      2,045,091
Prepaids and other assets                                        52,556         49,998
Deferred income taxes                                           313,400        891,400
                                                           -------------  -------------
  Total current assets                                       17,663,687     15,377,932
                                                           -------------  -------------
Investment in securities held to maturity                     3,958,048      4,277,417
Investment in securities available for sale                     148,400        146,500
Certificate of deposit                                          100,000        100,000
Contracts with life insurance companies                         103,532         93,532
                                                           -------------  -------------
  Total long-term investments                                 4,309,980      4,617,449
                                                           -------------  -------------
Property and equipment, net of accum. depreciation              589,935        702,621
                                                           -------------  -------------
Deferred income taxes                                         1,024,000             --
                                                           -------------  -------------
                                                           $ 23,587,602   $ 20,698,002
                                                           =============  =============
             LIABILITIES
Reported and unreported claims payable                     $ 10,181,311   $  9,906,383
Unearned premiums and administration fees                     2,759,910      2,315,745
Accounts payable and accrued expenses                         1,531,410      1,318,078
Contingency reserves payable                                  2,215,750      2,215,750
                                                           -------------  -------------
  Total current liabilities                                  16,688,381     15,755,956
Contingency reserves payable                                  5,123,136      2,974,808
                                                           -------------  -------------
  Total liabilities                                          21,811,517     18,730,764
                                                           -------------  -------------
Minority interest in subsidiary                                   3,781          6,676
                                                           -------------  -------------
        STOCKHOLDERS' EQUITY
Class A preferred, voting, no par value, $10 stated value,
  2,500 shares authorized; 1,433 and 1,350 shares issued
  and outstanding at September 30, 2003 and December 31, 2002;
  liquidation preference of outstanding shares of $14,330 and
  $13,500 at Sept. 30, 2003 and December 31, 2002, respectively  14,330         13,500
Class B preferred, voting, no par value, $1 stated value,
  2,500 shares authorized; 1,800 and 1,300 shares issued
  and outstanding at September 30, 2003 and December 31, 2002;
  liquidation preference of outstanding shares of $1,800 and
  $1,300 at Sept. 30, 2003 and December 31, 2002, respectively    1,800          1,300
Class C common, nonvoting, $.01 par value, 10,000,000
  shares authorized; issued 1,505,760 shares                     15,058         15,058
Additional paid-in capital                                    3,749,342      3,749,342
Accumulated (deficit)                                          (682,985)      (495,488)
Accumulated other comprehensive income                            3,938          6,029
Less cost of Class C common treasury stock, 140,156 shares   (1,329,179)    (1,329,179)
                                                           -------------  -------------
                                                              1,772,304      1,960,562
                                                           -------------  -------------
                                                           $ 23,587,602   $ 20,698,002
                                                           =============  =============
See Notes to Consolidated Financial Statements.                            2

     SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                           Three Months Ended September 30,  Nine Months Ended September 30,
                                      2003          2002          2003          2002
---------------------------------------------------------------------------------------
Revenues:
  Premiums, net of reins. ceded  $ 22,287,362  $ 19,467,837  $ 64,691,455  $ 56,496,119
  Third party administration fees   1,385,321     1,191,993     4,234,368     3,557,709
  Investment income                    91,639       115,370       284,509       359,743
  Other income                        360,475       373,302     1,059,672     1,047,653
                                 ------------- ------------- ------------- -------------
     Total revenues                24,124,797    21,148,502    70,270,004    61,461,224
                                 ------------- ------------- ------------- -------------
Operating expenses:
  Claims incurred,
    net of reins. recoveries       20,926,031    18,886,559    59,521,189    53,240,588
  Personnel expense                 1,523,211     1,507,427     4,707,504     4,306,066
  Commissions                         804,041       727,319     2,455,073     2,212,793
  Professional fees expense           203,906       214,370       675,429       680,610
  Office expense                      192,265       246,191       676,069       736,771
  Advertising                         102,095       117,158       378,707       434,105
  Occupancy expense                   167,749       198,983       622,790       582,170
  State insurance taxes               291,551       251,871       814,428       730,184
  Other general and
    administrative expenses           119,765       202,500       704,432       737,961
                                 ------------- ------------- ------------- -------------
     Total operating expenses      24,330,614    22,352,378    70,555,621    63,661,248
                                 ------------- ------------- ------------- -------------

Loss before income taxes
  and minority interest              (205,817)   (1,203,876)     (285,617)   (2,200,024)

Income taxes (benefit)                   (100)     (468,100)      (95,012)     (728,400)
                                 ------------- ------------- ------------- -------------
Loss before minority
  interest                           (205,717)     (735,776)     (190,605)   (1,471,624)
Minority interest in
   loss of subsidiary                  (3,687)       (8,347)       (3,108)      (19,074)
                                 ------------- ------------- ------------- -------------
     Net loss                    $   (202,030) $   (727,429) $   (187,497) $ (1,452,550)
                                 ============= ============= ============= =============

Loss per common share            $     ($0.15) $      (0.53) $     ($0.14) $     ($1.06)
                                 ============= ============= ============= =============

Weighted average number of
  common shares outstanding         1,365,604     1,365,604     1,365,604     1,365,604
                                 ============= ============= ============= =============


See Notes to Consolidated Financial Statements.

                                                                    3










     SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (Unaudited)

                                                        Accumulated
                                 Additional                Other
                       Capital   Paid-In    Accumulated Comprehensive  Treasury
                        Stock    Capital      (Deficit)    Income       Stock       Total
--------------------------------------------------------------------------------------------
Balance,
December 31, 2002       $29,858  $3,749,342  $  (495,488) $   6,029  $(1,329,179) $1,960,562
  Issuance of Class A
    preferred stock         830          --           --         --           --         830
  Issuance of Class B
    preferred stock         500          --           --         --           --         500
Comprehensive loss:
    Net loss                 --          --     (187,497)        --           --
    Net change in un-
      realized gain on
      securities avail-
      able for sale          --          --           --     (2,091)          --
    Comprehensive loss       --          --           --         --           --    (189,588)
                        -------- ----------- ------------  --------- ------------ -----------
Balance, Sept. 30, 2003 $31,188  $3,749,342  $  (682,985)  $  3,938  $(1,329,179) $1,772,304
                        ======== =========== ============  ========= ============ ===========


See Notes to Consolidated Financial Statements.
































                                                                       4



     SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended September 30,
                                                                  2003           2002
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                $   (187,497)  $ (1,452,550)
  Adjustments to reconcile net (loss) to net
    cash provided by operating activities:
    Depreciation                                                 200,924        212,938
    Minority interest in (loss) of subsidiary                     (3,108)       (19,074)
    Amortization of discounts and premiums on investments, net   (98,300)      (110,258)
    Gain on disposal of equipment                                     --           (200)
    (Increase) in receivables                                    (53,568)      (627,993)
    (Increase) decrease in prepaids and other assets              (2,558)        82,979
    (Increase) in deferred income taxes                         (446,000)      (316,400)
    Increase in reported and unreported claims payable           274,928        897,056
    Increase in unearned premiums and administration fees        444,165        760,697
    Increase in accounts payable and accrued expenses            213,332        181,328
    Increase in contingency reserves payable                   2,148,328      2,065,016
                                                            -------------  -------------
Net cash provided by operating activities                   $  2,490,646   $  1,673,539
                                                            -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available for sale                 $     (3,992)  $     (5,328)
  Held to maturity securities:
    Matured                                                      292,000      1,280,000
    Purchased                                                   (199,483)      (200,005)
  Proceeds from maturities of certificates of deposit          1,100,000      1,050,000
  Purchase of certificates of deposit                         (1,100,000)    (1,150,000)
  (Increase) decrease in contracts with life
    insurance companies                                          (10,000)         1,086
  Proceeds from the sale of property and equipment                    --            200
  Purchase of property and equipment                             (88,238)      (217,805)
                                                            -------------  -------------
Net cash (used in) provided by investing activities         $     (9,713)   $   758,148
                                                            -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of capital stock                   $      1,330   $        670
  Increase in minority investment of subsidiary                    1,044         16,403
                                                            -------------  -------------
Net cash provided by financing activities                   $      2,374   $     17,073
                                                            -------------  -------------
Increase in cash and cash equivalents                       $  2,483,307   $  2,448,760
CASH AND CASH EQUIVALENTS
Beginning                                                     10,543,214      8,673,787
                                                            -------------  -------------
Ending                                                      $ 13,026,521   $ 11,122,547
                                                            =============  =============

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Income taxes, net of (refunds)                          $     70,000   $          0

Supplemental Disclosures of Noncash Investing
  And Financing Activities
    Increase (decrease) in unrealized gain on
      securities available for sale                         $     (2,091)  $      7,072

See Notes to Consolidated Financial Statements.

                                                                      5

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED D/B/A DAKOTACARE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.  BASIS OF PRESENTATION

The consolidated financial statements of South Dakota State Medical Holding Company, Incorporated, d/b/a DAKOTACARE (the "Company"), and its wholly-owned subsidiaries, DAKOTACARE Administrative Services, Incorporated ("DAS"), and DAKOTACARE Insurance Ltd. ("DIL"), and its majority owned subsidiary, CareWest, Inc. ("CW") contained in this report are unaudited but reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial information for the periods presented and are not necessarily indicative of the results to be expected for the full year.


2.  NET LOSS PER COMMON SHARE

Loss per common share is calculated by dividing net loss by the weighted average number of shares of the Class C Common Stock ("Common Stock") outstanding during the period. All references to loss per share in the consolidated financial statements are to basic loss per share, as the Company has no potentially issuable Common Stock.


3.  TREASURY STOCK

As a service to the Company's shareholders to facilitate liquidity for the Common Stock in the event of death, disability, or retirement of a shareholder, the Company's Board of Directors adopted a Stock Repurchase Program
(the "Program") in February 1998. Participation in the Program is voluntary. No shareholder is required to sell his or her shares of Common Stock under the Program nor is the Company required to purchase any Common Stock under the Program. The purchase and sale of Common Stock under the Program is subject to repurchase conditions as described in the Program. The Board of Directors of the Company may, at any time, modify or terminate the Program. The Company may also, at its discretion, offer to repurchase shares of Common Stock outside the Program in compliance with applicable laws.


4.  SEGMENT INFORMATION

The Company has three reportable segments: Health Maintenance Organization ("HMO"), Third Party Administration ("TPA") and Reinsurance. The HMO segment consists of the operations of the Company. The Company is a South Dakota licensed HMO engaged in the development of comprehensive health care delivery systems. The TPA segment consists of the operations of DAS and CW. These subsidiaries are TPA's of health care plans for independent employer companies. The reinsurance segment consists of the operations of DIL. DIL's primary activity is in providing reinsurance quota share excess medical stop loss coverage to DAS's self funded customers.

The Company evaluates performance and allocates resources based on net income determined under accounting principles generally accepted in the United States of America. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies as indicated in the Company's 2002 Annual Consolidated Financial Statements, which are included in the Company's Annual Report on Form 10-K. The Company allocates payroll costs incurred based on the activities of admitting new enrollees and in adjudicating claims. The HMO segment income includes the equity in net income(loss) of the TPA and reinsurance segments. Intersegment revenues primarily relate to equipment rental charges which are based on the depreciation of the underlying assets. Segment assets include the investment in subsidiaries.
                                                                    6

The Company's reportable segments are derived from the operations of the Company and subsidiaries that offer different products. The reportable segments are managed separately because they provide distinct services.

For the Three Months Ended September 30, 2003

---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 21,989,359  $ 1,487,276  $  347,573     $23,824,208
Intersegment revenues                        --       63,689          --          63,689
Segment income (loss)                  (202,030)     137,954    (438,543)       (502,619)
Segment assets                       22,791,148    2,206,717     401,468      25,399,333
The total segment loss is greater than the consolidated net loss by
$300,589 because the equity in net loss of subsidiaries has not been eliminated from the individual segment amounts.

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

For the Nine Months Ended September 30, 2003
---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 64,373,023  $ 4,539,684  $1,092,675     $70,005,382
Intersegment revenues                        --      185,994          --         185,994
Segment income(loss)                   (187,499)     199,078    (463,700)       (452,121)
Segment assets                       22,791,148    2,206,717     401,468      25,399,333

The total segment loss is greater than the consolidated net loss by $264,622 because the equity in net loss of subsidiaries has not been eliminated from the individual segment amounts.

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

5.  COMPREHENSIVE LOSS
Comprehensive loss was $204,423 and $721,955 for the three months ended September 30, 2003 and 2002, respectively, and was $189,588 and $1,445,478 for the nine months ended September 30, 2003 and 2002, respectively. The difference between comprehensive loss and net loss presented in the Consolidated Statements of Operations is attributed solely to the change in unrealized gains and losses on securities available for sale during the periods presented.

                                                                   7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company markets its products under the tradename of DAKOTACARE. Its products include group managed health care products, such as HMO products, and cafeteria plan administration and workers compensation managed care services. Its DAS and CW subsidiaries' products are managed care and claims administration services for self-insured employer groups. Its subsidiary, DIL, accepts reinsurance risk on some of DAS's self-funded and insured customers' life and stop-loss insurance policies. The Company and its DAS and CW subsidiaries market their products through a network of independent insurance agents throughout South Dakota.

The Company contracts with over 98% of the physicians in the state of South Dakota, 100% of the hospitals in the state of South Dakota, and many other health care providers to provide medical services to its enrollees. At September 30, 2003, the Company's HMO medical care enrollment was approximately 37,500, while its DAS and CW subsidiaries had combined medical care enrollment of approximately 68,200. The Company also offers ancillary products and the resulting exclusive enrollment under the HMO was approximately 2,300, while its DAS and CW subsidiaries had combined ancillary product exclusive enrollment of approximately 15,000. The resulting total population served by the Company through any of its products resulted in a total of approximately 123,000 members at September 30, 2003.

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

General
The Company's net loss decreased $525,399 to $202,030 for the three months ended September 30, 2003, as compared to a net loss of $727,429 for the three months ended September 30, 2002. This decrease in net loss was primarily due to the increase in total revenues over the increase in total operating expenses. Total revenues increased $2,976,295 for the three months ended
September 30, 2003, while total operating expenses increased $1,978,236 for the same period. This was somewhat offset by the decrease in the benefit for income taxes of $468,000 for the three months ended September 30, 2003 as compared to September 30, 2002.

Revenues
Total revenues increased $2,976,295, or 14.1%, for the three months ended September 30, 2003, as compared to September 30, 2002. The revenues from the net premiums generated by the health maintenance organization increased $2,548,697, or 13.1%. This increase is attributable to a 19.6% increase in the premiums earned per enrollee and a decrease in the enrollment of 5.4% for the three months ended September 30, 2003, as compared to September 30, 2002. Revenues from the TPA fees increased by $193,328, or 16.2%, due to an increase in enrollment, additional fees generated per enrollee and an increase in pharmacy rebates associated with the enrollment. Investment income decreased by $23,731 due to lower yields overall. The reduction in income due to the lower yields was partially offset by an increase in invested assets when compared to the quarter ended September 30, 2002.






                                                                        8
Operating Expenses
Total operating expenses increased $1,978,236, or 8.9%, for the three months ended September 30, 2003, as compared to September 30, 2002. This was due to an increase in claims incurred, commissions, and state insurance taxes, but was somewhat offset by a decrease in office, occupancy, and other general and administrative expenses.

Net claims expense generated by the health maintenance organization increased $1,363,007, or 7.2%. Average claims expense per enrollee increased 13.3% for the three months ended September 30, 2003, as compared to September 30, 2002, while the number of enrollees decreased 5.4%. Commissions and state insurance taxes increased a total of $116,402, or 11.9%, due to the increase in net premiums and TPA fees for the three months ended September 30, 2003 as compared to September 30, 2002. Office expenses decreased by $53,926, or 21.9%, for the three months ended September 30, 2003 as compared to September 30, 2002. This decrease was mostly attributable to a decrease in office supplies, but was somewhat offset by an increase in postage costs. Occupancy expense decreased $31,234, or 15.7% due to decreased maintenance and repairs. Other general and administrative expenses decreased $82,735 for the three months ended
September 30, 2003, as compared to September 30, 2002. This decrease was attributable to the reduction of insurance expense.

Income Taxes
Income tax expense or benefit should represent 35.0% of income or loss, but fluctuates each period due to adjustments for a valuation allowance for deferred tax assets and permanent tax differences. For the three months ended September 30,2003, income tax benefit represented 0.0% of the income before taxes and minority interest. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is also effected by the losses incurred by a subsidiary which has no prior cumulative taxable income from which to recover the taxes. Even though the subsidiary files within the consolidated tax return, cumulative losses are nondeductible due to an agreement signed with the government of the foreign subsidiary, which prohibits the deductions until income is produced by the subsidiary.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

General
The Company's net loss decreased $1,265,053 to $187,497 for the nine months ended September 30, 2003, as compared to a net loss of $1,452,550 for the nine months ended September 30, 2002. This decrease in net loss was primarily due to the increase in total revenues over the increase in total operating expenses. Total revenues increased $8,808,780 for the nine months ended
September 30, 2003, while total operating expenses increased $6,894,373 for the same period. This net increase in operating income was somewhat offset by the decrease in the benefit from income tax of $633,388 for the nine months ended September 30, 2002 as compared to September 30, 2002.


Revenues
Total revenues increased $8,808,780, or 14.3%, for the nine months ended September 30, 2003, as compared to September 30, 2002. The revenues from the net premiums generated by the health maintenance organization increased $7,334,495, or 13.0%. This increase is attributable to a 17.8% increase in the premiums earned per enrollee and a decrease in the enrollment of 4.1% for the nine months ended September 30, 2003, as compared to September 30, 2002. Revenues from the TPA fees increased by $676,659 due to a 2.8% increase in enrollment and additional fees generated with existing enrollment.
Investment income decreased by $75,234 due to lower yields overall. The lower income generated by the lower yields was partially offset by an increase in invested assets when compared to the nine month period ended September 30, 2002.

Operating Expenses
Total operating expenses increased $6,894,373, or 10.8%, for the nine months ended September 30, 2003, as compared to September 30, 2002. This was due to an increase in claims incurred, personnel expense, commissions, occupancy expense, and state insurance taxes, but was somewhat offset by a decrease in advertising. Professional fees and other general and administrative expenses remained relatively constant in total when comparing the nine months ended September 30, 2003 against September 30, 2002.

Net claims expense generated by the health maintenance organization increased $5,152,608, or 9.7%. Average claims expense per enrollee increased 14.4% for the nine months ended September 30, 2003, as compared to September 30, 2002, while the number of enrollees decreased 4.1%. Personnel expense increased $401,438, or 9.3% for the nine months ended September 30, 2003, as compared to September 30, 2002. This is due to the increased number of personnel and the annual salary adjustments made June of each year. Some of the increase in personnel was needed to eliminate and reduce expenses for temporary help. Commissions and state insurance taxes increased a total of $326,524, or 11.1%, due to the increase in net premiums and TPA fees for the nine months ended September 30, 2003 as compared to September 30, 2002. Occupancy expense increased $40,620, or 7.0% due to increased depreciation expense. Advertising somewhat offset the overall operating expense increases by decreasing
$55,398, or 12.8% for the nine months ended September 30, 2003, as compared to September 30, 2002. The overall advertising budget was increased for the year, but the advertising agency is responsible in determining the timing of the ads used. The reduction is simply the timing of the advertising and by the end of the year, there should be a small increase compared to last year. Professional fees expense slightly decreased due to the additional consulting used in the implementation of HIPAA and the use of specialists in examining pharmacy rebates and contracts to save costs for the future. These increased costs were offset by the reduction in temporary help, which kept overall costs similar to the prior year's amount. Other general and administrative expenses slightly decreased also as insurance expense decreased.

Income Taxes
Income tax expense or benefit should represent 35.0% of income or loss, but fluctuates each period due to adjustments for a valuation allowance for deferred tax assets and permanent tax differences. For the nine months ended September 30, 2003, income tax benefit represented 33.3% of the loss before taxes and minority interest. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is also effected by the losses incurred by a subsidiary which has no prior cumulative taxable income from which to recover the taxes. Even though the subsidiary files within the consolidated tax return, cumulative losses are nondeductible due to an agreement signed with the government of the foreign subsidiary, which prohibits the deductions until income is produced by the subsidiary.


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

Net cash provided by operating activities increased by $817,107 to $2,490,646 for the nine months ended September 30, 2003, as compared to September 30, 2002. Cash provided by operations was mainly attributed to the increases in reported and unreported claims payable, unearned premiums and administration fees, accounts payable and accrued expenses, and contingency reserves payable. Reported and unreported claims payable increased due to higher reserves reported for outstanding claims. Cost per claim increases were greater than the reduction caused by reduced membership, thus increasing the amount needed for
reserves payable.   Unearned premiums and administration fees increase as the
amount of premiums increase in general. With premiums continuing to increase, we anticipate this number to continue to increase, also. Increases in accounts payable and accrued expenses fluctuate, but are also effected by the increase in client stop loss fees payable to the reinsurer. These have increased significantly within the last year and thus have increased the related payables
to the carriers.   There was no payment of contingency reserves to physicians for the nine months ended September 30, 2003, which caused the increase in contingency reserves payable. Deferred income taxes increased primarily due to the increase in contingency reserves payable, which are not deductible until paid to the physicians and thus increase the future tax benefit to be received when they are paid.

Cash flows provided by (used in) investing and financing activities were minimal. The HMO segment had bonds mature, while the reinsurance segment used cash on hand to purchase short term treasury securities. Equity securities were purchased with the reinvestment of dividends from the equity securities. Equipment was also purchased in the normal course of business. Eleven Certificates of Deposit matured and were invested into new Certificates of Deposit, which generated no cash flow.

The Company is not contractually obligated to pay out the contingency reserves withheld but has historically elected to pay out a majority of the amounts withheld. No dividends have been declared or paid for the nine months ended September 30, 2003. Future dividend payments are dependent on operations and liquidity of the Company. The Company believes that cash flows generated by operations, withholding of contingency reserves payable, cash on hand, and short-term investment balances will be sufficient to fund operations, pay out the projected contingency reserves payable, and pay dividends on the Class C common stock. Even though cash flows may provide for the payment of dividends and contingency reserves, the Board of Directors determine the amounts that are paid. Risk based capital requirements, budgeted cash expenditures and a number of other factors may influence the Board's decision for these payments.


CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in the footnotes to the Company's financial statements its Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 29, 2003.

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


Item 4.  Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

South Dakota State Medical Holding Company, Incorporated
                     (Registrant)



Date:_11/14/2003___                 By:   _/s/ L. Paul Jensen____
                                          L. Paul Jensen
                                          Chief Executive Officer
                                          (Duly Authorized Officer)


Date:_11/14/2003___                 By:   _/s/ Kirk J. Zimmer____
                                          Kirk J. Zimmer
                                          Senior Vice President
                                          (Principal Financial Officer)






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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




/s/__L. Paul Jensen_
L. Paul Jensen
Chief Executive Officer

November 14, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




/s/__Bruce E. Hanson_
Bruce E. Hanson
Chief Finance Officer

November 14, 2003


                                                        Exhibit 32.1



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of South Dakota State Medical Holding Company, Inc., dba DAKOTACARE(the "Company") on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, L. Paul Jensen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/__L. Paul Jensen_
Chief Executive Officer

November 14, 2003



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












                                                        Exhibit 32.2



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of South Dakota State Medical Holding Company, Inc., dba DAKOTACARE(the "Company") on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce Hanson, Chief Finance Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/__Bruce E. Hanson_
Chief Finance Officer

November 14, 2003









A signed original of this written statement required by Section 906 has been provided to South Dakota State Medical Holding Co., Inc. and will be retained by South Dakota State Medical Holding Co., Inc. and furnished to the Securities and Exchange Commission or its staff upon request.




















