Form 10-K
period 2003-12-31
SD STATE MEDICAL HOLDING CO INC
filed 2004-04-14
CIK 919176

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2003

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ___ NO __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                       Outstanding at March 18, 2004
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

Proxy Statement for 2004 Annual Meeting Item 11 of Part III

                                     PART I

ITEM 1. BUSINESS

South Dakota State Medical Holding Company, Incorporated, was incorporated in the State of South Dakota on May 5, 1988. Its corporate offices are located at 1323 South Minnesota Avenue, Sioux Falls, South Dakota, 57105. The Articles of Incorporation permit the Company to engage in the development of quality comprehensive health care delivery systems; and to conduct, promote, or operate alternative health care delivery systems and other contractual health service arrangements, including but not limited to, traditional third party reimbursement systems, preferred provider organizations, and health maintenance organizations (HMO).

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

The Company's agreements with participating physicians provide that up to 20% of fees for services provided, as submitted to and allowed by the Company, may be withheld to provide a contingency reserve that may be used to fund operations or meet other financial requirements of the Company. The percentage withheld for years 2001 through 2003 was 15%. The contingency reserve withholding is also designed to encourage efficient medical practice by the physicians. Less expensive medical outcomes enhance net income and consequently, an increased likelihood of contingency reserve payouts to the physicians. The amounts withheld may be paid to the participating physicians at the discretion of the Board of Directors of the Company, although the Company is not contractually obligated to pay out amounts withheld. Management estimates the expected amount of contingency reserves and records a liability based upon factors such as cash flow needs, net income, and accumulations of amounts withheld. The Company withheld from payment to the participating physicians $2,470,656 and $2,877,564 for the years ended December 31, 2003 and 2002, respectively. Payments to physicians are made at such times as the Board of Directors and the South Dakota Department of Commerce, Division of Insurance (Division) approve payouts.
The recorded liability for contingency reserves at December 31, 2003 and 2002, was $6,080,812 and $5,190,558, respectively. The recorded liability is equal to actual amounts withheld plus or minus claims adjustments for each of the two years in the period ended December 31, 2003.

In 1992, the Company incorporated DAKOTACARE Administrative Services, Incorporated (DAS), a South Dakota corporation and wholly owned subsidiary of the Company. In January 1996, the Company incorporated DAKOTACARE Insurance, Ltd. (DIL), a Caymen Island Corporation and wholly owned subsidiary of the Company. DIL was formed to accept reinsurance risk on stop-loss policies of DAS and DHP customers, reinsurance risk on group term life insurance coverage of DAKOTACARE and DAS customers and other insurance risks. In August 2000, the Company organized and purchased a majority interest in Carewest, Inc. (Carewest), a South Dakota corporation. The Articles of Incorporation of DAS and Carewest permit them to engage in the development of Third Party Administration services for health and welfare plans. Carewest has subcontracted with DAS to perform a substantial part of the Third Party Administration activities.

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

The Company markets its products to employer groups with a minimum of two covered employees and its customers range in size from employers of this size to its largest customer with over 12,500 employees. As of January 1, 2004, DAKOTACARE and its subsidiaries provided health care services to approximately 109,100 individuals, which also includes medical coverage enrollment and ancillary product enrollment for both the HMO and TPA segments.

Approximately 15% of the state's population and approximately 24% of DAKOTACARE's target market of approximately 460,000 is served by DAKOTACARE and its subsidiaries, which does not include Medicare and Medicaid populations, federal employee groups, the individual policy market, and other potential populations. The Company's HMO enrollment for medical coverage, which was approximately 40,000 at the end of 2002, decreased to approximately 37,000 by the end of 2003. Net enrollment declined by approximately 4,500 members for January 1, 2004. Commencing in 1993, the Company began its TPA business and by January 1, 2004, had enrolled for medical coverage approximately 56,600 enrollees, bringing the total individuals served by the Company and its' subsidiaries to medical coverage to approximately 89,200. The Company's HMO client disenrollment rate is lower than the industry rate as a whole. The ancillary product enrollment for the HMO and TPA segments covered approximately 19,900 members for January 1, 2004, bringing the total health care services enrollment to approximately 109,100. All underwriting and pricing decisions are made by the DAKOTACARE underwriting department based on underwriting policy and guidelines established by senior management. DAKOTACARE's underwriters evaluate the prior loss history, the inherent risk characteristics, and the demographic makeup of the applicants where appropriate.

The Company's policy is to reinsure that portion of risk in excess of $175,000 in 2003 and $125,000 in 2002 and 2001 of covered hospital inpatient expenses of any enrollee per contract year. The covered expenses are subject to a coinsurance provision which ranged from 50% to 90% based on average daily amounts specified in the plan. They are also subject to a $2,000,000 lifetime maximum benefit per enrollee. The Company would be liable for any obligations that the reinsuring company is unable to meet under the reinsurance agreement. The reinsurance agreement also provides for enrollee benefits to be paid in the event the Company should cease operations or become insolvent, and a conversion privilege for all enrollees in the event of plan insolvency and for any enrollee that moves out of the service area of the Company.


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

REGULATIONS
The Company's HMO segment is regulated and operates under a license issued by the Division. DAS and Carewest are also registered as third party administrators in South Dakota and several other states. The Company has also received certification from the South Dakota Department of Labor as a workers' compensation managed care plan. South Dakota statutes require the filing of periodic financial reports and maintenance of restricted deposits in an amount of not less than the greater of fifty percent of unearned premiums of the Company on its outstanding policies or $200,000. The Company is required to obtain approval from the Division for the Company's benefits contracts and premium rates, licensing of its agents, and other items. The Company is also subject to periodic examination of its financial affairs and market conduct.
The Company is also subject to Risk Based Capital (RBC) requirements promulgated by the National Association of Insurance Commissioners (NAIC). The RBC standards establish uniform minimum capital requirements for insurance companies. The RBC formula applies various weighting factors to financial balances or various levels of activities based on the perceived degree of risk. The Company exceeded both the Regulatory Action Level RBC and the Company Action Level RBC at December 31, 2003, for which no further action is required by the Division of Insurance. The Company exceeded Regulatory Action Level RBC at December 31, 2002, but did not exceed the Company Action Level
RBC. The Company submitted a plan to achieve and exceed this requirement, and it was approved by the Division of Insurance.

DAKOTACARE must comply with applicable insurance statutes and regulations which prescribe the nature, form, quality, and relative amounts of investments which may be made by insurance companies and HMO's. Generally, these statutes and regulations permit companies to invest within varying limitations in state, municipal, and federal government obligations, corporate obligations, preferred and common stocks, bank certificates of deposit, and certain types of real estate and first mortgage loans. The Company's management believes that its investment strategy is conservative, with preservation of capital being the foremost objective. Its investment strategy is also influenced by the terms of its coverage written and by its expectations as to the timing of claims and contingency reserves payments.

The following table sets forth, by type of investment, the percentage of the total investment portfolio, excluding cash and cash equivalents and contracts with life insurance companies, represented by each type of investment as of December 31:

                                                       2003              2002
                                                       ----              ----
 Certificates of deposit                               24.8%             23.5%
 Obligations of state and political
   subdivisions                                        54.5              54.1
 Obligations of U.S. Treasury, government
   agencies and corporations                            6.8               9.3
 Corporate bonds                                       11.4              10.8
 Bond mutual fund                                       2.5               2.3
                                                      -----             -----

                                                      100.0%            100.0%
                                                      =====             =====

The Company's investment portfolio, excluding cash and cash equivalents and contracts with life insurance companies, totaled $6,039,329 and $6,372,146 as of December 31, 2003 and 2002, respectively. Cash and cash equivalents totaling $14,518,442 and $10,543,214 at December 31, 2003 and 2002, respectively, are invested substantially in interest bearing accounts.

The anti-kickback provisions of the Medicare law prohibit the payment or receipt of any remuneration in return for the referral of a patient, the charges to whom are subject to reimbursement by Medicare. The Company provides coverage on a group basis and does not provide coverage for the cost of medical and hospital expenses to Medicare beneficiaries. If otherwise eligible for coverage through the Company, the Medicare eligible beneficiary may choose to have the Company provide their health care benefits in lieu of coverage by Medicare. The Company does not believe that it offers incentives to Medicare beneficiaries or that any discounts the Company receives from health care providers would violate the anti-kickback provisions of the Medicare law.

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

EMPLOYEES
As of December 31, 2003, the Company employed 123 persons on a full-time basis. None of these employees are covered by a collective bargaining agreement, and the Company believes its employee relations are good.

ITEM 2. PROPERTIES

The Company leases office space for the HMO and TPA segments in Sioux Falls, South Dakota, from the South Dakota State Medical Association (Association). See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS for additional details on this lease with the Association, which is an affiliated company. The Company owns an office building in Webster, SD, which is used for the HMO and TPA segments. The Company leases office space for the TPA segment in Rapid City, SD. The lease expired December 31, 2003 and was subsequently Renewed and will terminate on December 31, 2004.

The Company leases office space from the South Dakota State Medical Association (Association). On January 1, 2002, the Company entered into a three year lease which will automatically renew for for successive two year terms, unless terminated with at least 30 days notice prior to the end of the lease term.
The 2002 lease required minimum annual rental payments of $227,784.
On January 1, 2004, Carewest entered into a one year lease for office space with an unrelated third party which requires minimum monthly rentals of $1,500. The Company also has entered into other short-term lease agreements with other unrelated third parties for which the total rental commitment at December 31, 2003 was not significant. Total rental payments for the years ended December 31, 2003, 2002 and 2001 were $254,562, $252,087, and $239,216, respectively.

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

There were no matters submitted to shareholder vote in the fourth quarter of 2003.

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

HOLDERS
As of March 18, 2004, there were 1,424 holders of record of Class A preferred stock, 1 holder of Class B preferred stock, and 694 holders of record of Class C common stock. There are no options or warrants outstanding.


DIVIDENDS
The Class A and B preferred stockholders are not entitled to dividends. The Company is not required to pay annual cumulative dividends to its Class C common stock. The Board of Directors, at its discretion, can elect to pay dividends in any amount subject to availability of funds and regulatory requirements. As long as the Company exceeds required regulatory capital as required by the Division, there are no dividend restrictions. Regulatory capital as required by the Division at December 31, 2003 and 2002 was $200,000 on a statutory basis of accounting, which the Company significantly exceeded. No dividends were paid in 2003 or 2002 and none were declared during 2003.

STOCK REPURCHASE PLAN
As a service to the Company's shareholders to facilitate liquidity for Class C common stock (Common Stock) in the event of death, disability, or retirement of a shareholder, the Company's Board of Directors adopted a Stock Repurchase Program (Program) which was implemented in February 1998. Participation in the Program is voluntary. No shareholder is required to sell his or her shares of Common Stock under the Program nor is the Company required to purchase any Common Stock under the Program. No shares were acquired in 2003 or 2002 for the treasury under the Program. The value per share is computed using guidelines established in 1995 by an investment organization, and updated using audited consolidated financial statements. These calculations are tested for accuracy and consistency by an independent accounting firm. The purchase and sale of Common Stock under the Program is subject to repurchase conditions as described in the Program.

UNREGISTERED SALES OF SECURITIES
Ownership of the Company's Class A Voting Preferred Stock is restricted to medical or osteopathic physicians who have executed participating physician agreements with the Company. Class A Preferred Stock is nontransferable and holders of these shares do not receive dividends. Each such physician is issued one share of Class A Voting Preferred Stock upon execution of his or her participation agreement and the payment of $10 per share. Upon the termination of a physician's participation agreement, his or her share of Class A Preferred Stock is canceled. During 2003, the Company issued a net increase of 74 shares of Class A Preferred Stock to physicians who entered into participation agreements with the Company. The Company also issued an additional 500 shares of Class B Preferred Stock to the South Dakota State Medical Association, who owns 100% of the Class B Preferred Stock. To the extent that the registration provisions of the Securities Act of 1933, as amended, were applicable to these transactions, the Company relied on the exemption from registration contained in Section 4(2) of that act.

ITEM 6. SELECTED FINANCIAL DATA

The following information for the Company is as of and for the years ended December 31, 2003, 2002, 2001, 2000, and 1999(dollars in thousands, except per share data):

                                                         Years Ended December 31,
                                            -------------------------------------------
                                              2003     2002     2001     2000     1999
                                            -------  -------  -------  ------   -------
Income Statement Data:
  Net premiums                              $87,307  $76,547  $57,993  $43,574  $34,249
  Third party administration fees             5,753    5,034    4,075    3,372    3,061
  Investment income                             354      450      688      767      514
  Total revenues                             94,945   83,612   63,898   48,424   38,428
  Net claims incurred                        79,676   72,125   51,615   35,151   30,095
  Other operating expenses                   14,387   13,687   13,620   10,395    9,147
  Income (loss) before income taxes
         and minority interest                  882   (2,200)  (1,337)   2,878     (814)
  Net income (loss)                             992   (2,669)    (718)   1,954     (622)
                                            =======  =======  =======  =======  =======

Earnings (loss) per common share            $  0.73  $ (1.95) $ (0.52) $  1.38  $ (0.43)
                                            =======  =======  =======  =======  =======

Dividends per common share                  $  0.00  $  0.00  $  0.05  $  0.05  $  0.05
                                            =======  =======  =======  =======  =======

Balance Sheet Data:
  Invested assets and cash                  $20,653  $17,009  $15,273  $13,576  $10,425
  Total assets                               25,639   20,698   19,358   17,704   13,654
  Reported and unreported
         claims payable                      12,854    9,906    8,238    5,831    4,667
  Contingency reserves payable                6,081    5,191    3,847    2,875    2,723
  Total liabilities                          22,688   18,737   14,736   11,796    9,414
  Stockholders' equity                        2,951    1,961    4,622    5,908    4,240


Earnings (loss) per common share was calculated by dividing net income
(loss) by the weighted average number of Class C common shares outstanding during each period as follows: 2003 1,365,604; 2002 1,365,604; 2001 1,379,258;
2000 1,412,869; 1999 1,448,600.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The following operating statistics are presented for DAKOTACARE's operation as A health maintenance organization only and do not include the operations of its subsidiaries for the years ended December 31, 2003, 2002, 2001, and 2000. The results indicated in the following tables are not indicative of future operating results.

The combined ratio, which reflects underwriting results but not investment and ancillary income, is a traditional measure of the underwriting performance of a health maintenance organization. A combined ratio of less than 100% indicates underwriting profitability while a combined ratio in excess of 100% indicates an underwriting loss.

                                                  Years Ended December 31,
                                               -----------------------------
                                                2003    2002    2001    2000
                                                ----    ----    ----    ----
   Loss ratio                                   90.6%   94.3%   89.4%   81.4%
   Expense ratio                                10.0    10.7    15.0    15.1
                                               -----   -----    ----    ----
     Combined ratio                            100.6%  105.0%  104.4%   96.5%
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

The net decrease in the loss ratio was due to a greater increase in revenues on a per member basis than the increase in claims volume and cost per claim on a per member basis. The expense ratio decreased due to the large increase in premiums and the ability to maintain the actual costs of the administrative expenses at a relatively constant amount. See Comparison of Years
December 31, 2003 and December 31, 2002 and Comparison of Years
December 31, 2002 and December 31, 2001.

OFF-BALANCE SHEET ARRANGEMENTS
The Company does not have any Off-Balance Sheet Arrangements.

CONTRACTUAL OBLIGATIONS
None, except for operating leases, which are described in Note 10 in the Company's Notes to Consolidated Financial Statements.

Activity in the liability for reported and unreported claims payable is summarized as follows:

                                                            Years Ended December 31,
                                                     -----------------------------------
                                                      2003     2002     2001      2000
                                                     ------   ------    ------    ------
                                                            (dollars in thousands)

Balance at January 1                                $ 9,906   $8,238    $5,831    $4,667
                                                    -------   ------    ------    ------

Incurred related to:
 Current year                                        81,052   73,888    51,684    36,026
 Prior years                                            748     (188)      (69)     (875)
 Contingency reserve written off                     (2,124)  (1,575)       --        --
                                                    -------   ------    ------    ------
Total incurred                                       79,676   72,125    51,615    35,151
                                                    -------   ------    ------    ------

Paid related to:
 Current year                                        65,894   62,332    43,493    29,843
 Prior years                                         10,718    8,157     5,748     4,195
                                                    -------    -----    ------    ------

Total paid                                           76,612   70,489    49,241    34,038
                                                    -------   ------    ------    ------

Less reinsurance recoverables at January 1             (116)     (84)      (51)        0
Plus reinsurance recoverables at December 31              0      116        84        51
                                                    -------   ------    ------    ------

Balance at December 31                              $12,854   $9,906    $8,238    $5,831
                                                    =======   ======    ======    ======

The difference between the reserves reported in the accompanying tables, which are presented in accordance with accounting principles generally accepted in the United States of America (GAAP), and the statutory reserves reported to state regulatory authorities was insignificant for all periods presented.

The following table presents the development of DAKOTACARE's consolidated balance sheet reserves for reported and unreported claims payable from 1994 through 2003. The top line of the table shows the reserves at the balance sheet date for each of the indicated periods. This represents the original estimate of reported and unreported claims payable established in the respective year. The Company is not required to pay claims if they are submitted over one year past the date of service. The Company also has paid over 99% of the covered claims received within one year after service. Since there would be minimal impact on discounting claims reserves, the Company does not follow the practice of discounting claims reserves.

                                                           As of December 31,
                           -------------------------------------------------------------------
                           2003   2002   2001   2000   1999   1998   1997   1996   1995   1994
                           ----   ----   ----   ----   ----   ----   ----   ----   ----   ----
                                                         (dollars in thousands)

Reported and unreported
  claims payable        $12,854 $9,906 $8,238 $5,831 $4,667 $4,410 $4,164 $3,188 $2,710 $2,864
         Paid (cumulative) as of:
         End of Year                --     --     --     --     --     --     --     --     --
         One Year Later         10,682  8,094  5,782  4,222  5,321  4,581  3,927  2,793  2,985
         Two Years Later            --  8,130  5,768  4,191  4,891  4,581  3,927  2,793  2,977
         Three Years Later          --     --  5,768  4,185  4,880  4,581  3,927  2,793  2,977
         Four Years Later           --     --     --  4,185  4,856  4,603  3,927  2,793  2,977
         Five Years Later           --     --     --     --  4,856  4,603  3,927  2,793  2,977
         Six Years Later            --     --     --     --     --  4,603  3,927  2,793  2,977
         Seven Years Later          --     --     --     --     --     --  3,927  2,793  2,977
         Eight Years Later          --     --     --     --     --     --     --  2,793  2,977
         Nine Years Later           --     --     --     --     --     --     --     --  2,977
Liability reestimated as of:
         End of Year     12,854  9,906  8,238  5,831  4,667  4,410  4,164  3,188  2,710  2,864
         One Year Later         10,618  8,094  5,782  4,222  5,321  4,581  3,927  2,793  2,985
         Two Years Later            --  8,130  5,768  4,191  4,891  4,581  3,927  2,793  2,977
         Three Years Later          --     --  5,768  4,185  4,880  4,581  3,927  2,793  2,977
         Four Years Later           --     --     --  4,185  4,856  4,603  3,927  2,793  2,977
         Five Years Later           --     --     --     --  4,856  4,603  3,927  2,793  2,977
         Six Years Later            --     --     --     --     --  4,603  3,927  2,793  2,977
         Seven Years Later          --     --     --     --     --     --  3,927  2,793  2,977
         Eight Years Later          --     --     --     --     --     --     --  2,793  2,977
         Nine Years Later           --     --     --     --     --     --     --     --  2,977
                          -----  -----  -----  -----  -----  -----  -----  -----  -----  -----

Redundancy (Deficiency)   $  -- $ (712)$  108 $   63 $  482 $ (446)$ (439)$ (739)$  (83)$ (113)
                          =====  =====  =====  =====  =====  =====  =====  =====  =====  =====

The Company is continually taking steps to improve its estimation of reserves for reported and unreported claims payable. This includes, among other things, improved underwriting standards, which stabilize the Company's assumptions of risks, leading to a more predictable estimate of reported and unreported claims payable. Additional approaches have also been developed to estimate claims payable. The Company believes its reserves at December 31, 2003, are adequate.


Application of Critical Accounting Policies

GAAP requires management to utilize estimates when reporting financial results. The Company has identified the policies discussed below as Critical Accounting Policies because the accounting estimates require management to make certain assumptions about matters that may be uncertain at the time the estimate was made and a different method of estimating could have been reasonably made that could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

Management used all the relevant facts available to them at the time to make the best judgments about accounting estimates. Estimates significant to the financial statements include the amount recorded for contingency reserves, the liabilities for reported and unreported claims payable, and the valuation allowance recorded on deferred taxes.

Following is management's description of the process utilized in forming particularly sensitive accounting estimates. The Company is not contractually obligated to pay out contingency reserves withheld, but has historically elected to pay out a majority of amounts withheld. Typically, two years lapse from the date the contingency reserves are withheld to the date that the corresponding amounts are paid to the participating physicians. The recorded liability at December 31, 2003 is equal to actual amounts withheld for the years ended December 31, 2003 and 2002. During 2003, the Company's Board of Directors, with approval from the Division, voted to write off $2,123,755 of contingency reserves withheld in 2001, which reduced claims expense in 2003 and was accounted for as a change in accounting estimate. This change had the effect of increasing the income for 2003 by $1,401,678, or $1.03 per common share, net of income taxes.

The liabilities for reported and unreported claims payable have been estimated by utilizing statistical information developed from historical data, current enrollment, health service utilization statistics and other related information. In addition, the Company uses the services of an independent actuary in the determination of its year-end liabilities.

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the year ended December 31, 2003, the Company recorded a reduction to the valuation allowance of $416,100 on the deferred tax assets recorded on the consolidated financial statements to increase the total of deferred tax assets to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income.

Although management believes that it uses the best information available to determine the above estimates, unforeseen market or other conditions could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in making the final estimate determinations.




RESULTS OF OPERATIONS

GENERAL
The following results of operations include the operations of DAKOTACARE and its subsidiaries for the years ended December 31, 2003, 2002, and 2001.


COMPARISON OF YEARS DECEMBER 31, 2003 AND DECEMBER 31, 2002

GENERAL
The Company's net loss decreased $3,660,879 to income of $991,972 for the year ended December 31, 2003, as compared to a loss of $2,668,907 for the year ended December 31, 2002. This increase was primarily due to an increase in net premium revenues of $10,760,080, an increase of third party administration fees of $718,992 and a decrease in income taxes of $597,030. These were offset by an increase in net claims expense of $7,551,484, an increase in administrative expenses of $699,435 and a decrease in investment income of $96,144.

REVENUES
Total revenues increased $11,332,881, or 13.6%, for the year ended December 31, 2003, as compared to December 31, 2002. Revenues from net premiums generated by the health maintenance organization increased $10,760,080. This increase is attributable to a 18.3% increase in the net premium earned per enrollee and was offset by a 4.5% decrease in the number of enrollee months for the year ended December 31, 2003, as compared to December 31, 2002. Revenues from the third party administration fees increased by $718,992 due to increased fees per enrollee, stop-loss commissions and pharmacy rebates. Investment income decreased $96,144 due primarily to decreased average rates earned on invested assets, but was somewhat offset by the increase in the amount of invested assets during the year.

OPERATING EXPENSES
Total operating expenses increased $8,250,919, or 9.6%, for the year ended December 31, 2003, as compared to December 31, 2002. The change was due primarily to an increase in claims incurred, personnel expenses, commission expense, state insurance taxes, and other general and administrative expenses. These increases were somewhat offset by a decrease in office and advertising expenses.

Net claims expense increased by $7,551,484, or 10.5%, for the year ended December 31, 2003, as compared to December 31, 2002. The average claims paid per enrollee increased by 13.7% while the number of enrollee months decreased by 4.5%. The Company contracts with an actuary to review the cost of claims related to each coverage type and accordingly determine the prices to charge for each coverage type for the next year. In the Fall of 2003, the Company received approval from the Division to implement updated rates. These new rates went into effect beginning January 2004 for new groups and groups renewing their coverage. As groups renew their coverage throughout the year, the new rates will be implemented at that time for those groups. The effect of these rate increases is anticipated to increase premiums by approximately
20% on a per member basis. The trends for each quarter of 2003, indicated that the premiums earned on a per member basis increased faster than the costs of claims on a per member basis. Premiums earned per member increased approximately 18% from the prior year, while claims expense per member increased approximately 14% from the prior year. Since a large number of renewals occur as a January 1 renewal date, the biggest increase in per member premiums are generally seen in the first quarter. Claims expense will generally increase throughout the year and thus the latter quarters will reflect larger claims loss percentages than the earlier quarters. With an increase in premiums anticipated at approximately 20% on a per member basis and claims expenses increases anticipated at approximately 12%, the Company anticipates that it should see another favorable trend for 2004. Personnel expenses increased $446,828, or 7.7%, in 2003 as compared to 2002. This was due primarily to annual compensation adjustments and an increase in staffing needs due to increased workload generated by the volume and other requirements. Commissions and state insurance taxes increased due to the increased net premiums and the increased third party administration fees as the costs are directly related. Other general and administrative expenses increased $109,317, or 13.7% for the year ended December 31, 2003 as compared to December 31, 2002. Most of the increase was attributable to the increase in insurance expense, which continues to increase for all types of coverages. Office expense decreased $94,762, or 9.6%, largely due to decreased postage and supplies costs resulting from decreased membership. Advertising decreased $77,266, or 14.5%, due to the sharing of advertising expense with a vendor, which was in the past fully paid by the Company alone.

INCOME TAXES
Income tax expense should represent approximately 35% of income before income taxes and minority interest, but due to the change in the valuation allowance recorded against deferred income tax assets in 2003, the Company recorded an income tax benefit of $102,829. The valuation allowance recorded against deferred income taxes stems from limiting recorded deferred tax assets to amounts that management believes will be ultimately realized. See Note 8 of the Notes to Consolidated Financial Statements.

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

INCOME TAXES
Income tax expense should represent approximately 35% of income before income taxes and minority interest, but due to the change in the valuation allowance recorded against deferred income tax assets in 2002, the Company recorded income tax expense of $494,201. The valuation allowance recorded against deferred income taxes stems from limiting recorded deferred tax assets to amounts that management believes will be ultimately realized. See Note 8 of the Notes to Consolidated Financial Statements.



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

Net cash provided by operating activities increased by $1,840,439 to $3,656,501 for the year ended December 31, 2003, as compared to 2002. Net cash provided by operating activities increased from the prior year primarily due to increases in net income, reported and unreported claims payable and accounts payable and accrued expenses since December 31, 2002. Contingency reserves payable increased since December 31, 2002, but to a lesser amount than the prior year resulting in less cash provided by operating activities when compared to the prior year's amount. Items reducing the cash provided by operating activities when compared to the prior year are an increase in prepaid expenses and other assets, deferred income taxes and a decrease in unearned premiums and administration fees.

Other sources of cash and cash equivalents were from the maturity of securities held to maturity, but was offset by cash used for the purchases of property and equipment. The Company has invested cash not currently needed in operations into intermediate-term bonds, consisting primarily of municipal bonds, U.S. government securities and corporate bonds.

At December 31, 2003, the Company had certificates of deposit of $1,300,000 on deposit with the Division to meet the deposit requirements of state insurance laws.

The Company is not contractually obligated to pay out contingency reserves withheld but has historically elected (subject to Division approval) to pay out a majority of amounts withheld. In 2003, the Company did not pay any previously withheld amounts and wrote off a portion of the contingency reserve liability. The amount that was written off was $2,123,755, which was withheld for claims incurred in 2001. This amount was expensed as claims at the time they were incurred and was treated as a reduction in claims expense in 2003 when they were written off. Typically, two years lapse from the date the contingency reserves are withheld to the date which the corresponding amounts are paid to the participating physicians or written off. Currently, the reserves withheld from claims with a date of service in 2003 and 2002 are the amounts remaining within the contingent reserve payable.

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



RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued certain Statements of Financial Accounting Standards, which have required effective dates occurring after the Company's December 31, 2003 year end. The Company's financial statements are not expected to be materially affected by those accounting pronouncements.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               CONSOLIDATED FINANCIAL STATEMENTS TABLE OF CONTENTS

                                                             Page
                                                             ----

Independent Auditor's Report                                 F-1

Consolidated Financial Statements

     Balance Sheets                                          F-2
     Statements of Operations                                F-4
     Statements of Stockholders' Equity                      F-5
     Statements of Cash Flows                                F-6
     Notes to Consolidated Financial Statements              F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, L. Paul Jensen, and Chief Financial Officer, Bruce E. Hanson, have reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, these officers believe that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

There have been no significant changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Name                               Age      Positions
- ----                             ---      ---------

Stephan D. Schroeder                53      President and Director

James A. Engelbrecht, M.D.          56      Secretary/Treasurer and Director

Ben J. Henderson, D.O.              61      Vice President and Director

Thomas L. Krafka, M.D.              58      Director

John E. Rittmann, M.D.              66      Director

John Sternquist, M.D.               55      Director

James R. Reynolds, M.D.             60      Director

Vance M. Thompson, M.D.             44      Director

Bob L. Sutton                       35      Director

R. Van Johnson                      59      Director

L. Paul Jensen                      55      Chief Executive Officer

Kirk J. Zimmer                      43      Senior Vice President

William O. Rossing, M.D.            69      Vice President, Medical Director

Sharon K. Duncan                    56      Vice President, System Operations

Dean M. Krogman                     54      Vice President, External Operations

Barbara A. Smith                    42      Vice President, Medical Services

Thomas N. Nicholson                 44      Vice President, Sales and Marketing

Bruce E. Hanson                     40      Vice President, Finance

Brian E. Meyer                      41      Vice President, Information Systems

Scott L. Jamison                    46      Vice President, Provider Relations



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

Dr. Thompson became a director of the Company in June 2003. He is a member of the South Dakota State Medical Association and has been engaged in the practice of ophthalmology in Sioux Falls, South Dakota, since 1991.

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

Mr. Jamison joined the Company in May 2000 as the Vice President of Provider Relations. Mr. Jamison had been employed by a clinic in Sioux Falls, SD.

Pursuant to the Company's Bylaws, the Board of Directors consists of ten directors who are elected for three-year terms expiring at each successive annual meeting of shareholders. Currently, no director may serve more than three consecutive terms. No position is currently vacant. The terms of Dr. John Rittman, Dr. Ben Henderson, Dr. Thomas Krafka and Dr. Stephan Schroeder expire at the 2004 Annual Meeting of the Shareholders; the terms of Dr James Reynolds, Mr. Bob Sutton and Mr. Van Johnson expire at the 2005 Annual Meeting of Shareholders; the terms of Dr. James Engelbrecht, and Dr. John Sternquist and Dr. Vance Thompson expire at the 2006 Annual Meeting of the Shareholders. The Officers of the Board of Directors are elected for one-year terms and expire at the conclusion of the annual meeting of shareholders.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were timely complied with.

AUDIT COMMITTEE FINANCIAL EXPERT

The audit committee consisted of Dr. Engelbrecht, Dr. Schroeder and Mr. Sutton since June 2003. Our Board has not yet determined that any of those persons is an audit committee financial expert, as that term is defined in rules adopted by the SEC in January 2003.


CODE OF ETHICS

The Company has not adopted a Code of Ethics that applies to our principle executive officer and principle financial officers. The Company is in the process of formulating a code of ethics, but is not complete and approved by the Board at this time.


ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in June, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 18, 2003, regarding the beneficial ownership of securities of the Company by (i) each person or group who is known by the Company to be the beneficial owner of more than 5% of the outstanding voting securities, (ii) all directors of the Company, (iii) each of the executive officers of the Company to be named in the Summary Compensation Table to be included in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held in June 2004, and (iv) all directors and executive officers of the Company as a group. The Company believes that the beneficial owners of the securities listed below, based on information furnished by such owners, have sole voting and investment power (or shares such powers with his or her spouse), subject to the terms of the respective classes of securities of the Company and the information contained in the notes to the table.

                                                   Amount & Nature
 Title                Name and Address of           of Beneficial    Percent
of Class               Beneficial Owner               Ownership      of Class
----------------------------------------------------------------------------
Class B Preferred     South Dakota State                1,800          100%
                      Medical Association(1)
                      1323 South Minnesota Avenue
                      Sioux Falls, SD 57105

Class A Preferred     Lloyd Solberg, M.D.                   1          .07%
Class C Common        P. O. Box 5054                  135,330         9.91%
                      Sioux Falls, SD 57117-5054

Class A Preferred     Thomas L. Krafka, M.D.                1          .07%
Class C Common                                         16,640         1.22%

Class A Preferred     John C. Sternquist, M.D.              1          .07%
Class C Common                                            560          .04%

Class A Preferred     Ben J. Henderson, D.O.                1          .07%
Class C Common                                          1,060          .08%

Class A Common        Stephan D. Schroeder                  1          .07%
Class C Common                                          1,920          .14%

Class A Preferred     James Engelbrecht, M.D.               1          .07%
Class C Common                                          1,160          .08%

Class A Preferred     John Rittmann, M.D.                   1          .07%
Class C Common                                          8,340          .61%

Class A Preferred     James Reynolds, M.D.                  1          .07%
Class C Common                                         50,440         3.69%

Class A Preferred     Vance Thompson, M.D.                  1          .07%
Class C Common                                          1,000          .07%

Class C Common        Bob Sutton                           --           --

Class C Common        Van Johnson                          --           --

                                                   Amount & Nature
 Title                Name and Address of           of Beneficial    Percent
of Class               Beneficial Owner               Ownership      of Class
----------------------------------------------------------------------------
Class C Common        L. Paul Jensen(2)                 5,760          .42%
                      1323 South Minnesota Avenue
                      Sioux Falls, SD 57105

Class C Common        William Rossing, M.D.             8,720          .64%

Class C Common        Kirk J. Zimmer                      800          .06%

Class C Common        Thomas Nicholson                     --           --

Class A Preferred     All Directors and Executive           8          .56%
                      Officers as a Group
Class C Common        (14 people)                      96,400         7.06%


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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases office space from the Association. On January 1, 2002, the Company entered into a three year lease which will automatically renew for successive two year terms, unless terminated with at least 30 days notice prior to the end of the lease term. The 2002 lease required minimum annual rental payments of $227,784. See Item 2 for additional information regarding the lease.

The Company provides group health insurance coverage for employees of the Association. Total premium income from the affiliate for the years ended December 31, 2003, 2002 and 2001 were $108,750, $85,005, and $66,086, respectively.

L. Paul Jensen received salaries and retirement contributions totaling $104,074, 99,280 and $97,087 from the South Dakota Medical Association for the years ended 2003, 2002 and 2001, respectively.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
During the period covering the years ended December 31, 2003 and 2002, McGladrey & Pullen, LLP and RSM McGladrey, Inc. performed the following professional services:
                                                      2003           2002
                                                    -------        -------
Audit Fees (1)                                      $65,500        $59,800
Audit-related Fees (2)                                1,200            400
Tax Fees (3)                                          5,500          3,800
All other fees (4)                                    1,200          3,500

 (1)Audit fees consist of fees for the audit of the Company's annual GAAP financial statements and statutory financial statements, review of financial statements included in the Company's quarterly reports on Form 10-Q and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.
(2)Audit-related fees consist of fees for various accounting consultations.
(3)Tax fees consist of fees for tax consultation and tax compliance services for the Company and its subsidiaries.
(4)All other fees for 2003 consist of fees for consultations related to financing alternatives for the Company. All other fees for 2002 consist of fees related to an agreed upon procedures engagement performed for the Company.


The Audit Committee's current practice on pre-approval of services performed by the independent auditors is to approve annually all audit services and, on a case-by-case basis or in accordance with a pre-established approval limit, all permitted non-audit services to be provided by the independent auditors during the calendar year. The Audit Committee reviews each nonaudit service to be provided and assesses the impact of the service on the auditor's independence in accordance with the Audit Committee's pre-approval policies. In addition, the Audit Committee may pre-approve other non-audit services during the year on a case-by-case basis. All services performed by the independent auditors for 2003 were pre-approved in accordance with the Audit Committee's pre-approval policies.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:


FINANCIAL STATEMENTS                                        Page
                                                            ----

Independent Auditor's Report                                F-1
Consolidated Financial Statements
     Balance Sheets                                         F-2
     Statements of Operations                               F-4
     Statements of Stockholders' Equity                     F-5
     Statements of Cash Flows                               F-6
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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Senior Vice President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Senior Vice President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


REPORTS ON FORM 8-K
None.

SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED


By /s/L. Paul Jensen                        Dated   03/26/2004
   ----------------------------------             --------------------
     L. Paul Jensen
     Chief Executive Officer
     (Principal Executive Officer)


By /s/Kirk J. Zimmer                        Dated   03/26/2004
   ----------------------------------             --------------------
     Kirk J. Zimmer
     Senior Vice President/COO
     (Principal Financial Officer)


By /s/Bruce E. Hanson                       Dated   03/26/2004
   ----------------------------------             --------------------
     Bruce E. Hanson
     Vice President Finance/CFO
     (Principal Financial Officer)


By /s/ Stephan D. Schroeder                 Dated   03/26/2004
   ----------------------------------             --------------------
     Stephan D. Schroeder, M.D.
     President and Director


By /s/James Engelbrecht                     Dated   03/26/2004
   ----------------------------------             --------------------
     James Engelbrecht, M.D.
     Secretary/Treasurer and Director


By /s/Ben J. Henderson                      Dated   03/26/2004
   ----------------------------------             --------------------
     Ben J. Henderson, D.O.
     Vice President and Director


By /s/Thomas L. Krafka                      Dated   03/26/2004
   ----------------------------------             --------------------
     Thomas L. Krafka, M.D.
     Director


By /s/James R. Reynolds                     Dated   03/26/2004
   ----------------------------------             --------------------
     James R. Reynolds, M.D.
     Director

By /s/ John Sternquist                      Dated   03/26/2004
   ----------------------------------             --------------------
     John Sternquist, M.D.
     Director


By /s/John Rittmann                         Dated   03/26/2004
   ----------------------------------             --------------------
     John Rittmann, M.D.
     Director


By /s/Vance Thompson                        Dated   03/26/2004
   ----------------------------------             --------------------
     Vance Thompson, M.D.
     Director


By /s/ Bob Sutton                           Dated   03/26/2004
   ----------------------------------             --------------------
     Bob Sutton
     Director


By /s/Van Johnson                           Dated   03/26/2004
   ----------------------------------             --------------------
     Van Johnson
     Director

Independent Auditor's Report


To the Board of Directors
South Dakota State Medical Holding Company, Incorporated d/b/a DAKOTACARE
Sioux Falls, South Dakota

We have audited the accompanying consolidated balance sheets of South Dakota State Medical Holding Company, Incorporated d/b/a DAKOTACARE and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of South Dakota State Medical Holding Company, Incorporated d/b/a DAKOTACARE and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.




Sioux Falls, South Dakota
February 27, 2004

South Dakota State Medical Holding Company, Incorporated d/b/a DAKOTACARE
Consolidated Balance Sheets
December 31, 2003 and 2002

Assets                                                 2003             2002
--------------------------------------------------------------------------------

Current Assets
  Cash and cash equivalents                        $14,518,442      $10,543,214
  Investment in securities held to maturity
   (Note 5)                                            409,138          448,229
  Certificates of deposit                            1,400,000        1,400,000
  Receivables (Note 3)                               2,490,688        2,045,091
  Prepaid expenses and other assets                     75,500           49,998
  Deferred income taxes (Note 8)                       344,200          891,400
                                                   ----------------------------
    Total current assets                            19,237,968       15,377,932
                                                   ----------------------------




Long-Term Investments
  Investment in securities held to maturity
   (Note 5)                                          3,981,591        4,277,417
  Investment in securities available for sale
   (Note 5)                                            148,600          146,500
  Certificate of deposit                               100,000          100,000
  Contracts with life insurance companies               96,668           93,532
                                                   ----------------------------
                                                     4,326,859        4,617,449
                                                   ----------------------------




Property and Equipment, at cost,
  net of accumulated depreciation                      581,353          702,621
                                                   ----------------------------




Deferred Income Taxes (Note 8)                       1,492,500                -
                                                   ----------------------------
                                                   $25,638,680      $20,698,002
                                                   ============================

See Notes to Consolidated Financial Statements.


Liabilities and Stockholders' Equity                   2003             2002
-------------------------------------------------------------------------------

Current Liabilities
  Reported and unreported claims payable (Note 7)  $12,854,487      $ 9,906,383
  Unearned premiums and administration fees          2,275,579        2,315,745
  Accounts payable and accrued expenses              1,477,274        1,318,078
  Contingency reserves payable (Note 6)                      -        2,215,750
                                                   ----------------------------
     Total current liabilities                      16,607,340       15,755,956
                                                   ----------------------------
Contingency Reserves Payable (Note 6)                6,080,812        2,974,808
                                                   ----------------------------
Minority Interest in Subsidiary                              -            6,676
                                                   ----------------------------
Commitments and Contingencies (Notes 4 and 13)

Stockholders' Equity (Note 9)
  Class A preferred, voting, no par value, $10
    stated value, 2,500 shares authorized;
    1,424 and 1,350 shares issued and outstanding
    at December 31, 2003 and 2002; liquidation
    preference of outstanding shares of $14,240
    and $13,500 at December 31, 2003 and 2002,
    respectively                                        14,240           13,500
  Class B preferred, voting, no par value,
    $1 stated value, 2,500 shares authorized;
    1,800 and 1,300 shares issued and outstanding
    at December 31, 2003 and 2002; liquidation
    preference of outstanding shares of $1,800
    and $1,300 at December 31, 2003 and 2002,
    respectively                                         1,800            1,300
  Class C common, nonvoting, $.01 par value,
    10,000,000 shares authorized; issued
    1,505,760 shares                                    15,058           15,058
  Additional paid-in capital                         3,749,342        3,749,342
  Retained earnings (deficit)                          496,484         (495,488)
  Accumulated other comprehensive income                 2,783            6,029
  Less cost of Class C common treasury stock,
    140,156 shares                                  (1,329,179)      (1,329,179)
                                                   ----------------------------
                                                     2,950,528        1,960,562
                                                   ----------------------------
                                                   $25,638,680      $20,698,002
                                                   ============================

South Dakota State Medical Holding Company, Incorporated d/b/a DAKOTACARE

Consolidated Statements of Operations
Years Ended December 31, 2003, 2002 and 2001

                                            2003          2002          2001
Revenues:
  Premiums                              $88,015,822   $77,438,834   $58,528,766
  Less premiums ceded for reinsurance      (709,232)     (892,324)     (536,260)
                                        ---------------------------------------
                                         87,306,590    76,546,510    57,992,506
  Third party administration fees         5,752,662     5,033,670     4,075,143
  Investment income                         353,979       450,123       687,788
  Other income                            1,531,323     1,581,370     1,142,958
                                        ---------------------------------------
Total revenues                           94,944,554    83,611,673    63,898,395
                                        ---------------------------------------

Operating expenses:
  Claims incurred                        80,052,316    72,512,508    51,709,053
  Less reinsurance recoveries              (376,189)     (387,865)      (93,629)
                                        ---------------------------------------
                                         79,676,127    72,124,643    51,615,424
  Personnel expenses                      6,251,383     5,804,555     5,212,268
  Commissions                             3,195,769     2,911,295     4,200,967
  Professional fees expenses                825,962       858,814       867,813
  Office expenses                           887,645       982,407       746,715
  Occupancy expenses                        778,948       802,962       768,696
  State insurance taxes                   1,084,869       997,159       686,283
  Advertising expenses                      457,037       534,303       409,074
  Other general and administrative
    expenses                                905,052       795,735       727,854
                                        ---------------------------------------
        Total operating expenses         94,062,792    85,811,873    65,235,094
                                        ---------------------------------------
        Income (loss) before income
          taxes and minority interest       881,762    (2,200,200)   (1,336,699)
Income taxes (benefit) (Note 8)            (102,829)      494,201      (527,767)
                                        ---------------------------------------
        Income (loss) before minority
          Interest                          984,591    (2,694,401)     (808,932)
Minority interest in (loss) of subsidiaries  (7,381)      (25,494)      (91,322)
                                        ---------------------------------------
        Net income (loss)               $   991,972   $(2,668,907)  $  (717,610)
                                        =======================================

Earnings (loss) per common share        $      0.73   $     (1.95)  $     (0.52)

See Notes to Consolidated Financial Statements.

South Dakota State Medical Holding Company, Incorporated d/b/a DAKOTACARE

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2003, 2002 and 2001

                                                               Class A          Class B
                                             Comprehensive    Preferred        Preferred
                                              Income(Loss)       Stock           Stock
- ---------------------------------------------------------------------------------------

Balance, December 31, 2000                                     $ 11,790           $ 1,300
   Issuance of Class A preferred stock                            1,230                 -
   Redemption of Class A preferred stock                           (420)                -
   Dividends paid ($0.05 per share)
    on Class C common stock                                           -                 -
   Purchase of treasury stock                                         -                 -
   Comprehensive (loss):
      Net (loss)                             $  (717,610)             -                 -
      Net change in unrealized gain/loss
        on securities available for sale             599              -                 -
                                              -----------
      Comprehensive (loss)                   $  (717,011)
                                              -------------------------------------------
Balance, December 31, 2001                                       12,600             1,300
   Issuance of Class A preferred stock                            1,060                 -
   Redemption of Class A preferred stock                           (160)                -
   Comprehensive (loss):
      Net (loss)                             $(2,668,907)             -                 -
      Net change in unrealized gain/loss
        on securities available for sale           6,653              -                 -
                                              -----------
      Comprehensive (loss)                   $(2,662,254)
                                              -------------------------------------------
Balance, December 31, 2002                                       13,500             1,300
   Issuance of Class A preferred stock                            1,170                 -
   Redemption of Class A preferred stock                           (430)                -
   Issuance of Class B preferred stock                                -               500
   Comprehensive income:
      Net income                             $   991,972              -                 -
      Net change in unrealized gain/loss
        on securities available for sale          (3,246)             -                 -
                                              -----------
      Comprehensive income                   $   988,726
                                             --------------------------------------------
Balance, December 31, 2003                                       14,240             1,800
                                            =============================================


                                                     Accumulated
               Class C    Additional                    Other
                Common     Paid-In       Retained   Comprehensive  Treasury
                Stock      Capital       Earnings    Income(Loss)   Stock        Total
------------------------------------------------------------------------------------------

              $  15,058  $3,749,342    $ 2,960,959  $  (1,223)  $  (829,179)  $ 5,908,047
                      -           -              -          -             -         1,230
                      -           -              -          -             -          (420)

                      -           -        (69,930)         -             -       (69,930)
                      -           -              -          -      (500,000)     (500,000)

                      -           -       (717,610)         -             -      (717,610)

                      -           -              -        599             -           599


------------------------------------------------------------------------------------------
                 15,058   3,749,342      2,173,419       (624)   (1,329,179)    4,621,916
                      -           -              -          -             -         1,060
                      -           -              -          -             -          (160)

                      -           -     (2,668,907)         -             -    (2,668,907)

                      -           -              -      6,653             -         6,653


------------------------------------------------------------------------------------------
                 15,058   3,749,342       (495,488)     6,029    (1,329,179)    1,960,562
                      -           -              -          -             -         1,170
                      -           -              -          -             -          (430)
                      -           -              -          -             -           500

                      -           -        991,972          -             -       991,972

                      -           -              -     (3,246)            -        (3,246)

------------------------------------------------------------------------------------------
              $  15,058  $3,749,342    $   496,484  $   2,783   $(1,329,179)  $ 2,950,528
==========================================================================================

South Dakota State Medical Holding Company, Incorporated d/b/a DAKOTACARE

Consolidated Statements of Cash Flows
Years Ended December 31, 2003, 2002 and 2001


                                                     2003            2002            2001
--------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income (loss)                              $   991,972     $(2,668,907)    $  (717,610)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation                                     256,233         296,044         287,969
    Minority interest in (loss) of
      subsidiaries                                    (7,381)        (25,494)        (91,322)
    Amortization of discounts and premiums
      on investments, net                           (127,083)       (143,617)       (140,797)
    Loss on disposal of equipment                      1,771           6,439               -
    (Increase) decrease in receivables              (445,597)       (500,104)        324,701
    (Increase) decrease in prepaid expenses
      and other assets                               (25,502)         85,543         (34,111)
    (Increase) decrease in deferred income taxes    (945,300)        755,600        (394,000)
    Increase in reported and unreported
      claims payable                               2,948,104       1,668,022       2,406,890
    Increase (decrease) in unearned premiums
      administration fees                            (40,166)      1,139,874         149,360
    Increase (decrease) in accounts payable and
      accrued expenses                               159,196        (141,185)       (253,485)
    Increase in contingency reserves payable         890,254       1,343,847         971,239
                                                 -------------------------------------------
      Net cash provided by operating activities    3,656,501       1,816,062       2,508,834
                                                 -------------------------------------------

Cash Flows From Investing Activities
  Available for sale securities:
    Purchased                                        (5,346)          (6,647)         (7,201)
  Held to maturity securities:
    Purchased                                             -         (957,863)     (1,065,221)
    Matured or called                               462,000        1,350,000         890,000
  Repayments on collateralized mortgage
    obligations                                           -                -           2,090
  Proceeds from maturities of certificates
    of deposit                                    1,400,000        1,400,000       1,200,000
  Purchases of certificates of deposit           (1,400,000)      (1,500,000)     (1,350,000)
  (Increase) decrease in contracts with life
    insurance companies                              (2,643)          (1,195)          8,782
  Proceeds from the sale of property
    and equipment                                         -              200               -
  Purchase of property and equipment               (136,736)        (248,432)       (141,650)
                                                 -------------------------------------------
      Net cash provided by (used in)
       investing activities                         317,275           36,063        (463,200)
                                                 -------------------------------------------

See Notes to Consolidated Financial Statements.


                                                     2003            2002            2001
---------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Proceeds from issuance of capital stock        $     1,670     $     1,060     $     1,230
  Redemption of capital stock                           (430)           (160)           (420)
  Payment of dividends                                     -               -         (69,930)
  Purchase of treasury stock                               -               -        (500,000)
  Increase (decrease) in minority investment
    in subsidiary                                        212          16,402        (242,241)
                                                 --------------------------------------------
      Net cash provided by (used in)
       financing activities                            1,452          17,302        (811,361)
                                                 --------------------------------------------
      Increase in cash and cash equivalents        3,975,228       1,869,427       1,234,273

Cash and Cash Equivalents
  Beginning                                       10,543,214       8,673,787       7,439,514
                                                 --------------------------------------------
  Ending                                         $14,518,442     $10,543,214     $ 8,673,787
                                                 ============================================

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Income taxes, net of (refunds)               $   (95,629)    $   (81,799)    $   200,000

Supplemental Disclosures of Noncash Investing
  and Financing Activities
    Change in unrealized gain/loss
      on securities available for sale           $    (3,246)    $     6,653     $       599


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

The Company has reverse repurchase agreements in place with two banks, in which related securities totaled approximately $11,100,000 at December 31, 2003. In accordance with the terms of the repurchase agreements, the Company does not take possession of the related securities. The Company's agreements also contain provisions to ensure that the market value of the underlying assets remain sufficient to protect the Company in the event of default by the banks by requiring that the underlying securities have a total market value of at least 100% of the banks' total obligations under the agreements.

At December 31, 2003, approximately $2,200,000 of securities were held with First Premier Bank, which had a weighted average maturity of June 2015, and approximately $8,900,000 of securities were held with The First National Bank in Sioux Falls, which had a weighted average maturity of February 2007.

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

Investment securities classified as available for sale are marketable equity securities and those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Investment ecurities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in comprehensive income, net of the related deferred tax effect, if any.

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

                                               2003                2002
                                           -------------------------------
Furniture, equipment and automobiles       $ 2,604,350         $ 2,483,474
Building and building improvements              53,370              53,370
Other                                          141,728             140,236
                                           -------------------------------
                                             2,799,448           2,677,080
Less accumulated depreciation                2,218,095           1,974,459
                                           -------------------------------
                                           $   581,353         $   702,621
                                           ===============================

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

Earnings (loss) per common share: Earnings (loss) per common share was calculated by dividing net income (loss) by the weighted average number of Class C common shares outstanding during each period. The weighted average number of Class C common shares outstanding was 1,365,604 in 2003, 1,365,604 in 2002 and 1,379,258 in 2001. All references to earnings (loss) per share in the consolidated financial statements are to basic earnings (loss) per share, as the Company has no potentially issuable common stock.

Recent accounting pronouncements: The Financial Accounting Standards Board has issued certain Statements of Financial Accounting Standards, which have required effective dates occurring after the Company's December 31, 2003 year end. The Company's financial statements are not expected to be materially affected by those accounting pronouncements.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
Note 2.  Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents and certificates of deposit: The carrying amount approximates fair value because of the relative short maturity of those instruments.

Investments: Fair values for the Company's investment securities are based on quoted market prices. At December 31, 2003, the carrying amount and fair value of the Company's investment securities was $4,539,329 and $4,833,358, respectively. At December 31, 2002, the carrying amount and fair value of the Company's investment securities was $4,872,146 and $5,167,060, respectively.

Accrued interest receivable: The carrying amount approximates fair value due to the nature of the balances recorded.

Note 3.  Receivables

Receivables consist of the following as of December 31, 2003 and 2002:

                                               2003                2002
                                           -------------------------------
Drug manufacturer chargebacks              $   662,376         $   308,700
Third party administrator receivables          461,780             104,878
Funds withheld by ceding insurer               409,250             163,041
Coordination of benefits recoverable           192,000             217,400
Subrogation, net of recovery expenses          160,000             150,000
Commissions                                    159,264             200,662
Premiums                                        70,598              64,300
Interest                                        45,834              43,460
Income taxes                                         -             526,600
Reinsurance                                          -             116,370
Other                                          329,586             149,680
                                           -------------------------------
                                             2,490,688           2,045,091
Less allowance for doubtful accounts                 -                   -
                                           -------------------------------
                                           $ 2,490,688         $ 2,045,091
                                           ===============================

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
Note 4.  Reinsurance

The Company's policy is to reinsure that portion of risk in excess $175,000 in 2003 and $125,000 in 2002 and 2001 of covered hospital inpatient expenses of any enrollee per contract year, subject to a coinsurance provision which ranged from 50% to 90% based on average daily amounts specified in the plan, and a $2,000,000 lifetime maximum benefit per enrollee. The Company would be liable for any obligations that the reinsuring company is unable to meet under the reinsurance agreement.

This reinsurance agreement also provides for enrollee benefits to be paid in the event the Company should cease operations or become insolvent, and a conversion privilege for all enrollees in the event of plan insolvency and for any enrollee that moves out of the service area of the Company.

Note 5.  Investment Securities

Investment securities at December 31, 2003 are as follows:

                                                         Gross         Gross
                                        Amortized      Unrealized   Unrealized       Fair
                                           Cost          Gains       (Losses)        Value
                                       -----------------------------------------------------
Debt securities held to maturity:
  Obligations of U.S. treasury,
    government agencies and
    corporations                       $  408,991      $   39,833   $       -     $  448,824
  Obligations of state and political
    Subdivisions                        3,291,048         148,238           -      3,439,286
  Corporate bonds                         690,690         105,958           -        796,648
                                       -----------------------------------------------------
                                       $4,390,729      $  294,029   $       -     $4,684,758
                                       =====================================================

Equity securities available for sale:
  Bond mutual fund                     $  145,817      $    2,783   $       -     $  148,600
                                       =====================================================

The amortized cost and estimated fair values of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   December 31, 2003
                                            ------------------------------
                                              Amortized
                                                 Cost           Fair Value
                                             -----------------------------
Due in one year                              $  409,138         $  417,534
Due after one year through five years         1,516,887          1,656,285
Due after five years through ten years        2,189,699          2,323,482
Due after ten years                             275,005            287,457
                                             -----------------------------
                                             $4,390,729         $4,684,758
                                             =============================

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
Note 5.  Investment Securities (continued)

Investment securities at December 31, 2002 are as follows:

                                                         Gross         Gross
                                        Amortized      Unrealized   Unrealized       Fair
                                           Cost          Gains       (Losses)        Value
                                       -----------------------------------------------------
Debt securities held to maturity:
  Obligations of U.S. treasury,
    government agencies and
    corporations                       $  590,751      $   57,560   $        -    $  648,311
  Obligations of state and political
    Subdivisions                        3,446,166         150,420         (293)    3,596,293
  Corporate bonds                         688,729          87,227            -       775,956
                                       -----------------------------------------------------
                                       $4,725,646      $  295,207   $     (293)   $5,020,560
                                       =====================================================

Equity securities available for sale:
  Bond mutual fund                     $  140,471      $    6,029   $        -    $  146,500
                                       =====================================================

The components of other comprehensive income (loss) - net change in unrealized gain (loss) on securities available for sale are as follows:

                                                 Years Ended December 31,
                                           2003            2002            2001
                                        ---------------------------------------
Unrealized holding gain (loss) arising
  during the period                     $(3,246)        $ 6,653          $  599
Add reclassification adjustment for net
  losses realized in net income               -               -               -
                                        ---------------------------------------
     Net change in unrealized gain/loss
     before income taxes                 (3,246)          6,653             599
Income taxes                                  -               -               -
                                        ---------------------------------------
     Other comprehensive income - net
     change in unrealized gain/loss on
     securities available for sale      $(3,246)        $ 6,653          $  599
                                        =======================================

There were no sales of debt or equity securities during each of the three years in the period ended December 31, 2003, and accordingly, no reclassification adjustments on investment securities for those years. At December 31, 2003 and 2002, the Company had certificates of deposit of $1,300,000 and $900,000, respectively, on deposit with the South Dakota Department of Commerce and Regulation, Division of Insurance (Division of Insurance), to meet the deposit requirement of state insurance laws.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
Note 6.  Contingency Reserves Payable

The Company's agreements with participating physicians provide that up to 20% of fees for services provided, as submitted to the Company, may be withheld to provide a contingency reserve that may be used to fund operations or meet other financial requirements of the Company. The percentage withheld for the years 2001 through 2003 was 15%. The amounts withheld may be paid to the participating physicians at the discretion of the Board of Directors of the Company, although the Company is not contractually obligated to pay out amounts withheld. Management estimates the expected amount of contingency reserves to be paid to participating physicians and records a liability based upon factors such as cash flow needs, net income, and accumulations of amounts withheld. Payments to physicians are made at such times as the Board of Directors and Division of Insurance approve payouts, subject to a written agreement with the Division of Insurance. The recorded liability at December 31, 2003 is equal to actual amounts withheld for the years ended December 31, 2003 and 2002. During 2003 and 2002, the Company's Board of Directors, with approval from the Division of Insurance, voted to write off $2,123,755 and $1,575,224, respectively, of contingency reserves withheld in 2001 and 2000, respectively, which reduced claims expense in 2003 and 2002 and was accounted for as a change in accounting estimate. This change had the effect of increasing income for 2003 by $1,401,678, or $1.03 per common share, net of income taxes and had the effect of decreasing the net loss for 2002 by $1,039,648, or $0.75 per common share, net of income taxes.

Note 7.  Reported and Unreported Claims Payable

Activity in the liability for reported and unreported claims payable is summarized as follows:

                                                 2003            2002            2001
                                             -------------------------------------------
Balance at January 1                         $ 9,906,383     $ 8,238,361     $ 5,831,471
                                             -------------------------------------------

Incurred related to:
  Current year                                81,051,988      73,887,831      51,684,791
  Prior years                                    747,894        (187,964)        (69,367)
  Contingency reserves written off            (2,123,755)     (1,575,224)              -
                                             -------------------------------------------
Total incurred                                79,676,127      72,124,643      51,615,424
                                             -------------------------------------------

Paid related to:
  Current year                                65,893,965      62,331,756      43,493,105
  Prior years                                 10,717,688       8,157,147       5,748,359
                                             -------------------------------------------
Total paid                                    76,611,653      70,488,903      49,241,464
                                             -------------------------------------------

Less reinsurance recoverables at January 1      (116,370)        (84,088)        (51,158)
Plus reinsurance recoverables at December 31           -         116,370          84,088
                                              ------------------------------------------
Balance at December 31                       $12,854,487     $ 9,906,383     $ 8,238,361
                                             ===========================================

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
Note 8.  Income Tax Matters

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

The net deferred tax assets consist of the following components at December 31:

                                               2003                2002
                                           -------------------------------
Deferred tax assets:
  Contingency reserves payable             $ 2,067,500         $ 1,764,800
  Reported and unreported claims payable       110,800              92,200
  Unearned premiums                            154,000             151,800
  Accrued expenses and other                   158,100             193,900
  Net operating loss carryforwards
    of subsidiaries                            405,500             169,100
                                           -------------------------------
                                             2,895,900           2,371,800
  Less valuation allowance                   1,014,200           1,430,300
                                           -------------------------------
                                             1,881,700             941,500
                                           -------------------------------

Deferred tax liability:
  Property and equipment and other             (45,000)            (50,100)
                                           -------------------------------
                                           $ 1,836,700        $    891,400
                                           ===============================

Reflected on the accompanying balance sheets as follows:

                                               2003                2002
                                           -------------------------------
Current assets                              $   344,200        $   891,400
Noncurrent assets                             1,492,500                  -
                                           -------------------------------
                                            $ 1,836,700        $   891,400
                                            ==============================

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
Note 8.  Income Tax Matters (continued)

During the year ended December 31, 2003, the Company decreased the valuation allowance by $416,100 on the deferred tax assets to increase the deferred tax assets to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

The components of income tax expense as of December 31 are as follows:

                                       2003            2002            2001
                                   -------------------------------------------
Current expense (benefit)          $   842,471     $  (261,399)    $  (133,767)
Deferred expense (benefit)            (945,300)        755,600        (394,000)
                                   -------------------------------------------
                                   $  (102,829)    $   494,201     $  (527,767)
                                   ===========================================

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to income before income taxes as a result of the following:

                                                 2003            2002            2001
                                             -------------------------------------------
Computed "expected" tax expense (benefit)    $   308,617     $  (770,070)    $  (468,000)
Tax exempt interest                              (47,797)        (44,456)        (43,709)
Lobbying                                           8,107           6,297           7,188
Change in valuation allowance for deferred
  tax assets                                    (416,100)      1,273,300           9,000
Effect of tax rate brackets and other             44,344          29,130         (32,246)
                                             -------------------------------------------
                                             $  (102,829)    $   494,201     $  (527,767)
                                             ===========================================

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

The Class B voting preferred stock is restricted to ownership by the South Dakota State Medical Association, an affiliated company, and is not entitled to receive dividends. In the event of a liquidation, each share of Class B preferred stock would be given priority over Class C stock and would be entitled to receive a preferential payment after all preferential payments ave been made to the holders of Class A preferred stock, in an amount up to ( and not to exceed) its par value of $1 per share.

The Class C nonvoting common stock is not entitled to cumulative dividends and has no preference in a liquidation. The Class C common stock is restricted to ownership by the following persons or entities: (1) physicians entitled to wnership of Class A stock, (2) a trust or self-directed individual retirement account controlled by a physician entitled to ownership of Class A stock, (3) a professional corporation, partnership or other entity domiciled in the State of South Dakota and in which a physician entitled to ownership of Class A stock is a shareholder, partner, or employee in the practice of medicine, (4) management, employees or agents of the Company, the South Dakota State Medical Association, or the South Dakota Foundation for Medical Care, or (5) the spouse or children of such physician or other person set forth in (1) or (4) above.

To facilitate liquidity for Class C common stock (Common Stock) in the event of death, disability, or retirement of a shareholder, the Company's Board of Directors has a Stock Repurchase Program (Program). Participation in the Program is voluntary. No shareholder is required to sell his or her shares of Common Stock under the Program nor is the Company required to purchase any Common Stock under the Program. The purchase and sale of Common Stock under the Program is subject to repurchase conditions as described in the Program. The Board of Directors of the Company may, at any time, modify or terminate the Program. The Company may also, at its discretion, offer to repurchase shares of Common Stock outside of the Program in compliance with applicable laws. During 2001, 33,003 shares were acquired for the treasury under the Program.
No shares were acquired during 2003 or 2002.

Regulatory capital as required by the Division of Insurance at December 31, 2003 and 2002 was $200,000 on a statutory basis of accounting, which the Company significantly exceeded. As long as the Company exceeds required regulatory capital, it is not restricted by the Division of Insurance in the amount of dividends it may pay.

The Company is also subject to risk based capital (RBC) requirements promulgated by the National Association of Insurance Commissioners (NAIC).
The RBC standards establish uniform minimum capital requirements for insurance companies. The RBC formula applies various weighting factors to financial balances or various levels of activities based on the perceived degree of risk.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
Note 10.  Leases and Transactions With Affiliate

On January 1, 2002, the Company entered into a three year lease of office space with the South Dakota State Medical Association, which requires minimum monthly rentals of $18,982 and will automatically renew for successive two year terms unless terminated with at least 30 days notice prior to the end of the lease term. On January 1, 2001, Carewest entered into a three year lease which requires minimum monthly rentals of $1,500. This lease was renewed on January 1, 2004 and requires monthly payments of $1,500 ending December 31, 2004. The total minimum rental commitment at December 31, 2003 under the leases mentioned above is $227,784 which is due within the next twelve months. The Company also has entered into other short-term lease agreements for which the total rental commitment at December 31, 2003 was not significant. Total rental payments for the years ended December 31, 2003, 2002 and 2001 were $254,562, $252,087 and $239,216, respectively.

The Company provides group health insurance coverage for employees of the South Dakota State Medical Association. Total premium income from the affiliate for the years ended December 31, 2003, 2002 and 2001 was $108,750, $85,005 and
$66,086, respectively.

Note 11.  Retirement Plan and Deferred Compensation

The Company is included in a qualified money-purchase pension plan with the South Dakota State Medical Association and the South Dakota Foundation for Medical Care. This multiple-employer plan covers employees who have attained age 21, and have completed one year of service. Contributions, which are required under the plan, were an amount equal to 11.5% of the participants' compensation for the twelve-month periods ending September 1, 2003, 2002 and 2001. Retirement plan expense for the years ended December 31, 2003, 2002 and 2001 was $481,082, $386,588 and $374,633, respectively.

In connection with employment contracts between the Company and certain officers, provision has been made for future compensation which is payable upon the completion of the earlier of 25 years of service to the Company and related organizations or attainment of the age of 65 or any earlier retirement age specified by the Board of Directors by resolution. At December 31, 2003 and 2002, $79,031 and $77,026, respectively, was accrued under these contracts.

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

Year Ended December 31, 2003            HMO            TPA        Reinsurance       Totals
---------------------------------------------------------------------------------------------
Revenues from external customers   $87,020,204    $ 6,275,902     $ 1,440,326     $94,736,432
Intersegment revenues                        -        255,014               -         255,014
Investment income                      344,192          5,727           4,060         353,979
Depreciation expense                    63,743        192,490               -         256,233
Segment profit (loss)                  991,972        523,743        (739,246)        776,469
Equity in net (loss) of subsidiaries  (208,122)             -               -        (208,122)
Income taxes (benefit)                (327,429)       224,600               -        (102,829)
Segment assets                      25,010,783      1,861,418       1,035,884      27,908,085

Year Ended December 31, 2002            HMO            TPA        Reinsurance       Totals
---------------------------------------------------------------------------------------------
Revenues from external customers   $77,759,341    $ 5,553,709     $   496,205     $83,809,255
Intersegment revenues                        -        249,288               -         249,288
Investment income                      441,575          6,753           1,795         450,123
Depreciation expense                    83,350        212,694               -         296,044
Segment profit (loss)               (2,668,907)       171,596             492      (2,496,819)
Equity in net income of subsidiaries   197,582              -               -         197,582
Income taxes                           359,201        135,000               -         494,201
Segment assets                      20,199,597      1,510,867         692,004      22,402,468

Year Ended December 31, 2001            HMO            TPA        Reinsurance       Totals
---------------------------------------------------------------------------------------------
Revenues from external customers   $58,945,048    $ 4,388,962     $   410,350     $63,744,360
Intersegment revenues                        -        233,662               -         233,662
Investment income                      653,296         25,480           9,012         687,788
Depreciation expense                    76,212        211,757               -         287,969
Segment profit (loss)                 (717,610)      (421,426)        176,069        (962,967)
Equity in net (loss) of subsidiaries  (154,035)             -               -        (154,035)
Income tax (benefit)                  (478,400)       (49,367)              -        (527,767)
Segment assets                      18,915,606      1,286,102         622,372      20,824,080

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
d/b/a DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
NOTE 12.  SEGMENT INFORMATION (CONTINUED)

                                                      2003           2002           2001
                                                ---------------------------------------------
Revenues
Total external revenues for reportable segments $ 94,736,432      $ 83,809,255   $ 63,744,360
Intersegment revenues for reportable segments        255,014           249,289        233,662
Elimination of intersegment revenues                (255,014)         (249,289)      (233,662)
Elimination of net income/loss of subsidiaries       208,122          (197,582)       154,035
                                                ---------------------------------------------
    Total consolidated revenues                 $ 94,944,554      $ 83,611,673   $ 63,898,395
                                                =============================================

Income or Loss
Total income (loss) for reportable segments     $    776,469      $ (2,496,819)  $   (962,967)
Elimination of equity in net income/loss
  of subsidiaries                                    208,122           197,582       (154,035)
Minority interest in loss of subsidiaries              7,381           (25,494)       (91,322)
                                                ---------------------------------------------
    Total consolidated net income (loss)        $    991,972      $ (2,668,907)  $   (717,610)
                                                =============================================

Assets
Total assets for reportable segments            $ 27,908,085      $ 22,402,468   $ 20,824,080
Minority interest of subsidiary                          493                 -              -
Elimination of intercompany receivable              (447,582)         (174,793)      (234,696)
Elimination of investment in subsidiaries         (1,822,316)       (1,529,673)    (1,231,494)
                                                ---------------------------------------------
    Total consolidated assets                   $ 25,638,680      $ 20,698,002   $ 19,357,890
                                                =============================================

Note 13.  Litigation

The Company is involved in legal actions in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, in the opinion of management, there is no legal proceeding pending against or involving the Company for which the outcome is likely to have a material adverse effect upon the consolidated financial position or results of operations of the Company as of and for the year ended December 31, 2003.

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

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
Note 14.  Quarterly Financial Information (Unaudited)

Year ended December 31, 2003         1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
------------------------------------------------------------------------------------------
Total revenues                       $22,687,170   $23,458,037   $24,124,797   $24,674,550
Claims incurred, net                  19,547,393    19,047,765    20,926,031    20,154,938(1)
Total operating expenses              23,315,642    22,909,365    24,330,614    23,507,171
Net income (loss)                       (524,591)      539,124      (202,030)    1,179,469

Income (loss) per share              $     (0.38)  $      0.39   $     (0.15)  $      0.86

Year ended December 31, 2002         1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
------------------------------------------------------------------------------------------
Total revenues                       $19,823,740   $20,488,982   $21,148,502   $22,150,449
Claims incurred, net                  16,582,669    17,771,360    18,886,559    18,884,055(1)
Total operating expenses              20,128,624    21,180,246    22,352,378    22,150,625
Net (loss)                              (287,150)     (437,971)     (727,429)   (1,216,357)

(Loss) per share                     $     (0.21)  $     (0.32)  $     (0.53)  $     (0.89)

(1) Net of the write off of $2,123,755 in 2003 and $1,575,224 in 2002 of contingency reserves payable (Notes 6 and 7).

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.       Description
- -----------       -----------
21                Subsidiaries of the Registrant

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Senior Vice President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Senior Vice President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                                      EXHIBIT 21







EXHIBIT 21. SUBSIDIARIES OF THE REGISTRANT

Name                                  Incorporation               % Owned
- ----                                -------------               -------

DAKOTACARE Administrative             South Dakota                  100%
  Services, Incorporated

DAKOTACARE Insurance, Ltd.            Cayman Islands                100%

Carewest, Inc.                        South Dakota                83.90%

                                                            Exhibit 31.1
CERTIFICATIONS

I, L. Paul Jensen, certify that:
1. I have reviewed this Annual Report on Form 10-K of South Dakota State Medical Holding Company, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ L. Paul Jensen
L. Paul Jensen
Chief Executive Officer

Date:  April 14, 2004

                                                             Exhibit 31.2
CERTIFICATIONS
I, Kirk J. Zimmer, certify that:
1. I have reviewed this Annual Report on Form 10-K of South Dakota State Medical Holding Company, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


/s/ Kirk J. Zimmer
Kirk J. Zimmer
Senior Vice President/COO

Date:  April 14, 2004

                                                         Exhibit 31.3
CERTIFICATIONS
I, Bruce E. Hanson, certify that:
1. I have reviewed this Annual Report on Form 10-K of South Dakota State Medical Holding Company, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


/s/ Bruce E. Hanson
Bruce E. Hanson
Vice President Finance/CFO

Date:  April 14, 2004

                                                        Exhibit 32.1



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of South Dakota State Medical Holding Company, Inc., dba DAKOTACARE #0000919176(the "Company") on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, L. Paul Jensen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



_/s/ L. Paul Jensen_____
Chief Executive Officer

April 14, 2004

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                        Exhibit 32.2



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of South Dakota State Medical Holding Company, Inc., dba DAKOTACARE #0000919176(the "Company") on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kirk Zimmer, Senior Vice President and COO of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



_/s/ Kirk J. Zimmer_____
Senior Vice President/COO

April 14, 2004

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                        Exhibit 32.3



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of South Dakota State Medical Holding Company, Inc., dba DAKOTACARE #0000919176(the "Company") on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce Hanson, Vice President Finance and CFO of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



_/s/ Bruce E. Hanson____
Chief Finance Officer

April 14, 2004

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.