Form 10-Q
period 2004-03-31
SD STATE MEDICAL HOLDING CO INC
filed 2004-05-14
CIK 919176

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2004

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


     1323 South Minnesota Avenue, Sioux Falls, South Dakota 57105
      (Address of principal executive office, including Zip Code)

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

     Class                            Outstanding at April 28, 2004
Class C Common Stock                              1,365,604












  SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
                               FORM 10-Q

                                 INDEX

                                                                 Page Number


Part 1.  Financial Information (unaudited)

   Item 1.  Financial Statements

     Consolidated Balance Sheets at
     March 31, 2004 and December 31, 2003                            2

     Consolidated Statements of Operations for the Three
     Ended March 31,2004 and 2003                                    3

     Consolidated Statement of Stockholders' Equity
     for the Three Months Ended March 31, 2004                       4

     Consolidated Statements of Cash Flows
     for the Three Months Ended March 31, 2004 and 2003              5

     Notes to Consolidated Financial Statements                    6-7

   Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations               7-10

   Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk                                       10

   Item 4.  Controls and Procedures                                 11

Part II.  Other Information                                         11

   Item 1.  Legal Proceedings                                       11

   Item 2.  Changes in Securities, Use of Proceeds and Issuer
            Purchases of Equity Securities                          11

   Item 3.  Defaults Upon Senior Securities                         11

   Item 4.  Submission of Matters to a Vote
            of Security Holders                                     11

   Item 5.  Other Information                                       11

   Item 6.  Exhibits and Reports on Form 8-K                        11

   Signatures                                                       12

                       PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements
     SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
                           CONSOLIDATED BALANCE SHEETS

                                                              March 31,   December 31,
             ASSETS                                             2004           2003
                                                            (Unaudited)    (Audited)
--------------------------------------------------------------------------------------
Cash and cash equivalents                                  $ 13,848,568   $ 14,518,442
Investment in securities held to maturity                       369,084        409,138
Certificates of deposit                                       1,400,000      1,400,000
Receivables                                                   2,171,487      2,490,688
Prepaids and other assets                                       120,500         75,500
Deferred income taxes                                         1,332,100        344,200
                                                           -------------  -------------
  Total current assets                                       19,241,739     19,237,968
                                                           -------------  -------------
Investment in securities held to maturity                     4,805,183      3,981,591
Investment in securities available for sale                     151,300        148,600
Certificates of deposit                                         600,000        100,000
Contracts with life insurance companies and other               103,603         96,668
                                                           -------------  -------------
  Total long-term investments                                 5,660,086      4,326,859
                                                           -------------  -------------
Property and equipment, net of accum. depreciation              515,724        581,353
                                                           -------------  -------------
Deferred income taxes                                         1,110,900      1,492,500
                                                           -------------  -------------
                                                           $ 26,528,449   $ 25,638,680
                                                           =============  =============
             LIABILITIES
Reported and unreported claims payable                     $ 10,448,686   $ 12,854,487
Unearned premiums and administration fees                     2,846,023      2,275,579
Accounts payable and accrued expenses                         1,814,122      1,477,274
Contingency reserves payable                                  3,015,157             --
                                                           -------------  -------------
  Total current liabilities                                  18,123,988     16,607,340
Contingency reserves payable                                  3,604,898      6,080,812
                                                           -------------  -------------
  Total liabilities                                          21,728,886     22,688,152
                                                           -------------  -------------
        STOCKHOLDERS' EQUITY
Class A preferred, voting, no par value, $10 stated value,
  2,500 shares authorized; 1,435 and 1,424 shares issued
  and outstanding at March 31, 2004 and December 31, 2003;
  liquidation preference of outstanding shares of $14,350 and
  $14,240 at March 31, 2004 and December 31, 2003, respectively  14,350         14,240
Class B preferred, voting, no par value, $1 stated value,
  2,500 shares authorized; 1,800 shares issued
  and outstanding; liquidation preference of outstanding
  shares of $1,800                                                1,800          1,800
Class C common, nonvoting, $.01 par value, 10,000,000
  shares authorized; issued 1,505,760 shares                     15,058         15,058
Additional paid-in capital                                    3,749,342      3,749,342
Retained Earnings                                             2,344,071        496,484
Accumulated other comprehensive income                            4,121          2,783
Less cost of Class C common treasury stock, 140,156 shares   (1,329,179)    (1,329,179)
                                                           -------------  -------------
                                                              4,799,563      2,950,528
                                                           -------------  -------------
                                                           $ 26,528,449   $ 25,638,680
                                                           =============  =============
See Condensed Notes to Consolidated Financial Statements.
                                                                             2

     SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                               Three Months Ended March 31,
                                      2004          2003
-----------------------------------------------------------
Revenues:
  Premiums, net of reins. ceded  $ 20,766,562  $ 20,867,791
  Third party administration fees   1,323,914     1,372,220
  Investment income                    95,159       104,187
  Other income                        361,024       342,972
                                 ------------- -------------
     Total revenues              $ 22,546,659  $ 22,687,170
                                 ------------- -------------
Operating expenses:
  Claims incurred,
    net of reins. recoveries     $ 16,572,922  $ 19,547,393
  Personnel expense                 1,570,096     1,545,002
  Commissions                         831,684       820,138
  Professional fees expense           312,037       192,350
  Office expense                      291,263       207,010
  Advertising                         130,530       117,204
  Occupancy expense                   231,938       216,233
  State insurance taxes               237,911       247,781
  Other general and
    administrative expenses           439,484       422,531
                                 ------------- -------------
     Total operating expenses    $ 20,617,865  $ 23,315,642
                                 ------------- -------------

Income(loss) before income taxes
  and minority interest          $  1,928,794  $   (628,472)

Income taxes (benefit)                 85,300      (100,100)
                                 ------------- -------------
Income(loss) before minority
  interest                       $  1,843,494  $   (528,372)
Minority interest in (loss)
  of subsidiaries                      (4,093)       (3,781)
                                 ------------- -------------
     Net income(loss)            $  1,847,587  $   (524,591)
                                 ============= =============

Income(loss) per common share    $       1.35  $      (0.38)
                                 ============= =============

Comprehensive income(loss)       $  1,848,925  $   (525,091)
                                 ============= =============
Weighted average number of
  common shares outstanding         1,365,604     1,365,604
                                 ============= =============


See Condensed Notes to Consolidated Financial Statements.

     SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2004
                                   (Unaudited)

                                                        Accumulated
                                 Additional                Other
                       Capital   Paid-In      Retained Comprehensive  Treasury
                        Stock    Capital      Earnings     Income       Stock       Total
--------------------------------------------------------------------------------------------
Balance,
December 31, 2003       $31,098  $3,749,342  $   496,484 $    2,783  $(1,329,179) $2,950,528
  Issuance of Class A
    preferred stock         110          --           --         --           --         110
  Comprehensive loss:
    Net income               --          --    1,847,587         --           --
    Net change in un-
      realized gain on
      securities avail-
      able for sale          --          --           --      1,338           --
    Comprehensive income     --          --           --         --           --   1,848,925
                        -------- ----------- ------------  --------- ------------ -----------
Balance, March 31, 2004 $31,208  $3,749,342  $ 2,344,071   $  4,121  $(1,329,179) $4,799,563
                        ======== =========== ============  ========= ============ ===========


See Condensed Notes to Consolidated Financial Statements.
































     SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Three Months Ended March 31,
                                                                  2004           2003
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss)                                          $  1,847,587   $   (524,591)
  Adjustments to reconcile net income(loss) to net
    cash provided by operating activities:
    Depreciation                                                  73,424         86,540
    Minority interest in (loss) of subsidiaries                   (4,093)        (3,781)
    Amortization of discounts and premiums on investments, net   (28,538)       (34,891)
    Decrease in receivables                                      319,201        132,139
    (Increase) in prepaids and other assets                      (45,000)        (7,674)
    (Increase) in deferred income taxes                         (606,300)        (4,000)
    Increase (decrease) in reported and unreported
      claims payable                                          (2,405,801)       108,604
    Increase in unearned premiums and administration fees        570,444        167,088
    Increase (decrease) in accounts payable and
      accrued expenses                                           336,848        (73,817)
    Increase in contingency reserves payable                     539,243        751,701
                                                            -------------  -------------
Net cash provided by operating activities                   $    597,015   $    597,318
                                                            -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available for sale                 $     (1,362)  $     (1,800)
  Held to maturity securities:
    Matured                                                       45,000             --
    Purchased                                                   (800,000)            --
  Proceeds from maturities of certificates of deposit            400,000        400,000
  Purchase of certificates of deposit                           (900,000)      (400,000)
  (Increase) in contracts with life
    insurance companies                                           (3,000)        (3,000)
  Purchase of property and equipment                              (7,795)        (9,075)
                                                            -------------  -------------
Net cash (used in) investing activities                     $ (1,267,157)   $   (13,875)
                                                            -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of capital stock                   $        110   $        220
  Increase in minority investment of subsidiary                      158            212
                                                            -------------  -------------
Net cash provided by financing activities                   $        268   $        432
                                                            -------------  -------------
Increase (decrease) in cash and cash equivalents            $   (669,874)  $    583,875
CASH AND CASH EQUIVALENTS
Beginning                                                     14,518,442     10,543,214
                                                            -------------  -------------
Ending                                                      $ 13,848,568   $ 11,127,089
                                                            =============  =============

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Income taxes, net of (refunds)                          $    420,000   $  (200,000)

Supplemental Disclosures of Noncash Investing
  And Financing Activities
    Increase (Decrease) in unrealized gain on
      securities available for sale                         $      1,338  $       (500)

See Condensed Notes to Consolidated Financial Statements.

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


2.  NET INCOME (LOSS) PER COMMON SHARE

Income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares of the Class C Common Stock
("Common Stock")outstanding during the period. All references to loss per share in the consolidated financial statements are to basic loss per share, as the Company has no potentially issuable Common Stock.


3.  TREASURY STOCK

As a service to the Company's shareholders to facilitate liquidity for the Common Stock in the event of death, disability, or retirement of a shareholder, the Company's Board of Directors has a Stock Repurchase Program (the "Program"). Participation in the Program is voluntary. No shareholder is required to sell his or her shares of Common Stock under the Program nor is the Company required to purchase any Common Stock under the Program. The purchase and sale of Common Stock under the Program is subject to repurchase conditions as described in the Program. The Board of Directors of the Company may, at any time, modify or terminate the Program. The Company may also, at its discretion, offer to repurchase shares of Common Stock outside the Program in compliance with applicable laws. There were no shares repurchased through March 31, 2004 or in the fiscal year ended December 31, 2003.


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

The Company evaluates performance and allocates resources based on net income determined under accounting principles generally accepted in the United States of America. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies as indicated in the Company's 2003 Annual Consolidated Financial Statements, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The Company allocates payroll costs incurred based on the activities of admitting new enrollees and in adjudicating claims.

The HMO segment income includes the equity in net income (loss) of the TPA and reinsurance segments. Intersegment revenues primarily relate to equipment rental charges which are based on the depreciation of the underlying assets. Segment assets include the investment in subsidiaries.


The Company's reportable segments are derived from the operations of the Company and subsidiaries that offer different products. The reportable segments are managed separately because they provide distinct services.

For the Three Months Ended March 31, 2004

---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 20,662,353  $ 1,441,858  $  296,100    $ 22,400,311
Intersegment revenues                        --       63,167          --          63,167
Segment income(loss)                  1,847,587      (61,124)    (85,224)      1,701,239
Segment assets                       25,932,042    1,872,885     862,509      28,667,436

The total segment income is less than the consolidated net income by $146,348 because the equity in net loss of subsidiaries has not been eliminated from the individual segment amounts.

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

The total segment loss is greater than the consolidated net loss by $19,004 because the equity in net loss of subsidiaries has not been eliminated from the individual segment amounts

5.  COMPREHENSIVE INCOME AND LOSS
Comprehensive income was $1,848,925 for the three months ended March 31, 2004 and comprehensive loss was $525,091 for the three months ended
March 31, 2003. The difference between comprehensive income(loss) and net income(loss)presented in the Consolidated Statements of Operations is attributed solely to the change in unrealized gains and losses on securities available for sale during the periods presented.


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

The Company contracts with over 98% of the physicians in the state of South Dakota, 100% of the hospitals in the state of South Dakota, and many other health care providers to provide medical services to its enrollees. At
March 31, 2004, the Company's HMO medical care enrollment was approximately 31,600, while its DAS and CW subsidiaries had combined medical care enrollment of approximately 67,700. The Company also offers ancillary products and the resulting exclusive enrollment under the HMO was approximately 2,300, while its DAS and CW subsidiaries had combined ancillary product exclusive enrollment of approximately 5,400. The resulting total population served by the Company through any of its products resulted in a total of approximately 107,000 members at March 31, 2004.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

General
The Company's net income was $1,847,587 for the three months ended
March 31, 2004 as compared to a net loss of $524,591 for the three months ended March 31, 2003, which represents an increase of $2,372,178. The resulting net income was primarily due to the decrease in total operating expenses, while total revenues remained fairly constant. Total revenues decreased $140,511 for the three months ended March 31, 2004, while total operating expenses decreased $2,697,777 for the same period. This was partially offset by the increase in the provision for income taxes of $185,400 for the three months ended March 31, 2004 as compared to March 31, 2003.

Revenues
Total revenues decreased $140,511, or 0.6%, for the three months ended
March 31, 2004, as compared to March 31, 2003. The revenues from the net premiums generated by the health maintenance organization decreased $101,229, or 0.5%. This decrease is attributable to a 18.7% increase in the premiums earned per enrollee and a decrease in the enrollment of 16.0% for the three months ended March 31, 2004, as compared to March 31, 2003.
Revenues from the TPA fees decreased by $48,306, or 3.5%, due to a decrease in enrollment, but was partially offset by the increase of fees generated per employee and additional services provided for the groups.



Operating Expenses
Total operating expenses decreased $2,697,777, or 11.6%, for the three months ended March 31, 2004, as compared to March 31, 2003. This was due to a decrease in claims incurred, but was partially offset by an increase in professional fees and office expense.

Net claims expense generated by the health maintenance organization decreased $3,001,830, or 15.6%. Average claims expense per enrollee increased 0.5% for the three months ended March 31, 2004, as compared to March 31, 2003, while the number of enrollees decreased 16.0%. Commissions and state insurance taxes remained relatively constant since revenues generated from the HMO remained comparable when compared to the prior year. Professional fees increased $119,687, or 62.2% due to the increase in consultants used for the three months ended March 31, 2004 as compared to March 31, 2003. The extra services were provided to assist management in assessing strengths and needs
of the Company to ensure continued success.   Office expenses increased by
$84,253, or 40.7%, for the three months ended March 31, 2004 as compared to March 31, 2003. This increase was attributable to an increase in office supplies and an increase in printing costs.


Income Taxes
Income tax expense or benefit should represent 35.0% of income or loss, but fluctuates each period due to adjustments for a valuation allowance for deferred tax assets and permanent tax differences. For the three months ended March 31, 2004, the income tax provision represented 4.4% of the income before taxes and minority interest. The generation of taxable income which can be used to realize recorded deferred tax assets for which a valuation allowance was previously recorded, and changes in the components of the deferred tax assets accounted for the reversal of a portion of the valuation allowance and for the provision to be smaller than expected.
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is also effected by the losses incurred by a subsidiary which has no prior cumulative taxable income from which to recover the taxes. Even though the subsidiary files within the consolidated tax return, cumulative losses are nondeductible due to an agreement signed with the government of the foreign subsidiary, which prohibits the deductions until income is produced by the subsidiary.



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

Net cash provided by operating activities for the three months ended
March 31, 2004 was virtually the same as the amount for the three months ended March 31, 2003. Cash provided by operations for the quarterly period ended March 31, 2004, was mainly attributed to the net income generated. Other items providing cash for the three month quarterly period were the decrease in receivables, the increase in unearned premiums and administration fees, the increase in accounts payable and accrued expenses and the increase in contingency reserves payable. The receivables decreased primarily from the decrease of the income tax receivable. Due to the income and other tax reconciling items, there is an income tax payable booked at March 31, 2004, whereas a receivable was booked at December 31, 2003. The increases in the unearned premiums and administration fees and the increases in the accounts payable and accrued expenses were due mainly to timing of receiving or disbursing the various items. Generally, as revenue increase in the future the expectation is for unearned premiums to continue to increase. There was no payment of contingency reserves to physicians for the three months ended
March 31, 2004, which caused the increase in contingency reserves payable. The cash generated from these were partially offset by the outflow of cash from the increase in prepaids and other assets, the increase in deferred income taxes
and the decrease in the reported and unreported claims payable.   The increase
of prepaids and other assets was due to the larger amount of insurance premiums that are paid in advance. Deferred tax assets increased due to the increase of contingency reserves which is a component of deferred taxes. Also, valuation allowances also effect the deferred tax calculation as discussed in the income tax section above. The decrease in the reported and unreported claims payable occurred due to the loss of enrollees and the settlement of specific high dollar claims that were in process. As indicated above, the membership decreased by 16.0%, which was the main component of the decrease.

Cash flows used in investing and financing activities increased from the prior year. The net amount of CD's purchased was $500,000 and the net amount of securities purchased was $755,000. Equipment was also purchased in the normal course of business, but was minimal.

The Company is not contractually obligated to pay out the contingency reserves Withheld. No dividends have been declared or paid for the three months ended March 31, 2004. Future dividend payments are dependent on operations and liquidity of the Company. The Company believes that cash flows generated by operations, withholding of contingency reserves payable, cash on hand, and short-term investment balances will be sufficient to fund operations, pay out the projected contingency reserves payable, and pay dividends on the Class C common stock. Even though cash flows may provide for the payment of dividends and contingency reserves, the Board of Directors determine the amounts to be paid, subject to approval from the Division of Insurance. Risk based capital requirements, budgeted cash expenditures and a number of other factors may influence the Board's decision for these payments.


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


CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in the footnotes to the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission on April 14, 2004.

Estimates are used extensively in determining the claims liability at the date of the balance sheet. The information used to determine the liability is historical data, current enrollment levels and other trends as they may apply. The liability is then adjusted to a number which represents management's best estimate at that time. The actual liability may change continuously for 18 months, but becomes more determinable as the length of time increases from the balance sheet date. There were no material changes made to the Company's critical accounting estimates or assumptions or the judgments affecting the application of those estimates and assumptions.


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


PART II:  OTHER INFORMATION

Item 1. Legal Proceedings
  None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
  See Note "3. Treasury Stock" of the Company's Form 10-Q for the three months ended March 31, 2004, which is hereby incorporated by reference.

Item 3. Defaults Upon Senior Securities
  None

Item 4. Submission of Matters to a Vote of Security Holders
  None

Item 5. Other Information
  None

Item 6. Exhibits and Reports on Form 8-K
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Senior Vice President and Chief Operating Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3 Certification of Vice President Finance and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Senior Vice President and Chief Operating Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3 Certification of Vice President Finance and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

South Dakota State Medical Holding Company, Incorporated
                     (Registrant)



Date:_05/14/2004___       By:   _/s/ L. Paul Jensen____
                                L. Paul Jensen
                                Chief Executive Officer
                                (Duly Authorized Officer)


Date:_05/14/2004___       By:   _/s/ Kirk J. Zimmer____
                                Kirk J. Zimmer
                                Senior Vice President/Chief Operating Officer
                                (Principal Financial Officer)






                                                            Exhibit 31.1
CERTIFICATIONS

I, L. Paul Jensen, certify that:
1. I have reviewed this Quarterly Report on Form 10-Q of South Dakota State Medical Holding Company, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/__L. Paul Jensen_____
L. Paul Jensen
Chief Executive Officer

Date:  May 14, 2004

                                                             Exhibit 31.2
CERTIFICATIONS
I, Kirk J. Zimmer, certify that:
1. I have reviewed this Quarterly Report on Form 10-Q of South Dakota State Medical Holding Company, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


/s/__Kirk J. Zimmer____
Kirk J. Zimmer
Senior Vice President/Chief Operating Officer

Date:  May 14, 2004

                                                         Exhibit 31.3
CERTIFICATIONS
I, Bruce E. Hanson, certify that:
1. I have reviewed this Quarterly Report on Form 10-Q of South Dakota State Medical Holding Company, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


/s/__Bruce E. Hanson_______
Bruce E. Hanson
Vice President Finance/Chief Financial Officer

Date:  May 14, 2004

                                                        Exhibit 32.1



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of South Dakota State Medical Holding Company, Inc., dba DAKOTACARE (the "Company") on Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, L. Paul Jensen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



_/s/ L. Paul Jensen_____
Chief Executive Officer

May 14, 2004

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

                                                        Exhibit 32.2



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of South Dakota State Medical Holding Company, Inc., dba DAKOTACARE (the "Company") on Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kirk Zimmer, Senior Vice President and COO of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



_/s/ Kirk J. Zimmer_____
Senior Vice President/Chief Operating Officer

May 14, 2004

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

                                                        Exhibit 32.3



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of South Dakota State Medical Holding Company, Inc., dba DAKOTACARE (the "Company") on Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce Hanson, Vice President Finance and CFO of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



_/s/ Bruce E. Hanson____
Vice President Finance/Chief Finance Officer

May 14, 2004

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.