Form 10-Q
period 2004-06-30
SD STATE MEDICAL HOLDING CO INC
filed 2004-08-11
CIK 919176

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2004

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

     Class                            Outstanding at July 28, 2004
Class C Common Stock                              1,365,604












  SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
                               FORM 10-Q

                                 INDEX

                                                                 Page Number


Part 1.  Financial Information (unaudited)

   Item 1.  Financial Statements

     Consolidated Balance Sheets at
     June 30, 2004 and December 31, 2003                             2

     Consolidated Statements of Operations for the Three
     and Six Months Ended June 30, 2004 and 2003                     3

     Consolidated Statement of Stockholders' Equity
     for the Six Months Ended June 30, 2004                          4

     Consolidated Statements of Cash Flows
     for the Six Months Ended June 30, 2004 and 2003                 5

     Condensed Notes to Consolidated Financial Statements          6-8

   Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations               8-12

   Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk                                       12

   Item 4.  Controls and Procedures                                 12

Part II.  Other Information                                         12

   Item 1.  Legal Proceedings                                       12

   Item 2.  Changes in Securities, Use of Proceeds and Issuer
            Purchases of Equity Securities                          12

   Item 3.  Defaults Upon Senior Securities                         12

   Item 4.  Submission of Matters to a Vote
            of Security Holders                                     12

   Item 5.  Other Information                                       13

   Item 6.  Exhibits and Reports on Form 8-K                        13

   Signatures                                                       13

                       PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements
     SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
                           CONSOLIDATED BALANCE SHEETS

                                                              June 30,    December 31,
             ASSETS                                             2004           2003
                                                            (Unaudited)    (Audited)
--------------------------------------------------------------------------------------
Cash and cash equivalents                                  $ 15,740,808   $ 14,518,442
Investment in securities held to maturity                       518,396        409,138
Certificates of deposit                                       1,400,000      1,400,000
Receivables                                                   2,032,737      2,490,688
Prepaids and other assets                                        78,500         75,500
Deferred income taxes                                         1,353,400        344,200
                                                           -------------  -------------
  Total current assets                                       21,123,841     19,237,968
                                                           -------------  -------------
Investment in securities held to maturity                     4,673,648      3,981,591
Investment in securities available for sale                     148,900        148,600
Certificates of deposit                                         600,000        100,000
Contracts with life insurance companies and other                98,379         96,668
                                                           -------------  -------------
  Total long-term investments                                 5,520,927      4,326,859
                                                           -------------  -------------
Property and equipment, net of accum. depreciation              481,536        581,353
                                                           -------------  -------------
Deferred income taxes                                         1,090,300      1,492,500
                                                           -------------  -------------
                                                           $ 28,216,604   $ 25,638,680
                                                           =============  =============
             LIABILITIES
Reported and unreported claims payable                     $ 10,136,264   $ 12,854,487
Unearned premiums and administration fees                     2,632,685      2,275,579
Accounts payable and accrued expenses                         1,733,984      1,477,274
Contingency reserves payable                                  3,015,157             --
                                                           -------------  -------------
  Total current liabilities                                  17,518,090     16,607,340
Contingency reserves payable                                  4,182,185      6,080,812
                                                           -------------  -------------
  Total liabilities                                          21,700,275     22,688,152
                                                           -------------  -------------
        STOCKHOLDERS' EQUITY
Class A preferred, voting, no par value, $10 stated value,
  2,500 shares authorized; 1,438 and 1,424 shares issued
  and outstanding at June 30, 2004 and December 31, 2003;
  liquidation preference of outstanding shares of $14,380 and
  $14,240 at June 30, 2004 and December 31, 2003, respectively   14,380         14,240
Class B preferred, voting, no par value, $1 stated value,
  2,500 shares authorized; 1,800 shares issued
  and outstanding; liquidation preference of outstanding
  shares of $1,800                                                1,800          1,800
Class C common, nonvoting, $.01 par value, 10,000,000
  shares authorized; issued 1,505,760 shares                     15,058         15,058
Additional paid-in capital                                    3,749,342      3,749,342
Retained Earnings                                             4,064,716        496,484
Accumulated other comprehensive income                              212          2,783
Less cost of Class C common treasury stock, 140,156 shares   (1,329,179)    (1,329,179)
                                                           -------------  -------------
                                                              6,516,329      2,950,528
                                                           -------------  -------------
                                                           $ 28,216,604   $ 25,638,680
                                                           =============  =============
See Condensed Notes to Consolidated Financial Statements.
                                                                             2

     SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 Three Months Ended June 30,   Six Months Ended June 30,
                                      2004          2003          2004          2003
---------------------------------------------------------------------------------------
Revenues:
  Premiums, net of reins. ceded  $ 20,116,591  $ 21,536,302  $ 40,883,153  $ 42,404,093
  Third party administration fees   1,381,913     1,476,827     2,705,827     2,849,047
  Investment income                    85,228        88,683       180,387       192,870
  Other income                        298,275       356,225       659,299       699,197
                                 ------------- ------------- ------------- -------------
     Total revenues                21,882,007    23,458,037    44,428,666    46,145,207
                                 ------------- ------------- ------------- -------------
Operating expenses:
  Claims incurred,
    net of reins. recoveries       15,548,384    19,047,765    32,121,306    38,595,158
  Personnel expense                 1,598,422     1,639,291     3,168,518     3,184,293
  Commissions                         835,955       830,894     1,667,639     1,651,032
  Professional fees expense           207,470       279,173       519,507       471,523
  Office expense                      199,398       276,794       490,661       483,804
  Advertising                         176,075       159,408       306,605       276,612
  Occupancy expense                   185,355       238,808       417,293       455,041
  State insurance taxes               253,346       275,096       491,257       522,877
  Other general and
    administrative expenses           275,933       162,136       715,417       584,667
                                 ------------- ------------- ------------- -------------
     Total operating expenses      19,280,338    22,909,365    39,898,203    46,225,007
                                 ------------- ------------- ------------- -------------

Income (loss) before income taxes
  and minority interest             2,601,669       548,672     4,530,463       (79,800)

Income taxes (benefit)                872,800         5,188       958,100       (94,912)
                                 ------------- ------------- ------------- -------------
Income before minority
  interest                          1,728,869       543,484     3,572,363        15,112
Minority interest in income
  of subsidiary                         8,224         4,360         4,131           579
                                 ------------- ------------- ------------- -------------
     Net income                  $  1,720,645  $    539,124  $  3,568,232  $     14,533
                                 ============= ============= ============= =============

Earnings per common share        $       1.26  $       0.39  $       2.61  $       0.01
                                 ============= ============= ============= =============

Comprehensive income             $  1,716,736  $    539,926  $  3,565,661  $     14,835
                                 ============= ============= ============= =============
Weighted average number of
  common shares outstanding         1,365,604     1,365,604     1,365,604     1,365,604
                                 ============= ============= ============= =============


See Condensed Notes to Consolidated Financial Statements.

     SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          SIX MONTHS ENDED JUNE 30, 2004
                                   (Unaudited)

                                                        Accumulated
                                 Additional                Other
                       Capital   Paid-In      Retained Comprehensive  Treasury
                        Stock    Capital      Earnings     Income       Stock       Total
--------------------------------------------------------------------------------------------
Balance,
December 31, 2003       $31,098  $3,749,342  $   496,484 $    2,783  $(1,329,179) $2,950,528
  Issuance of Class A
    preferred stock         140          --           --         --           --         140
  Comprehensive income:
    Net income               --          --    3,568,232         --           --
    Net change in un-
      realized gain on
      securities avail-
      able for sale          --          --           --     (2,571)          --
    Comprehensive income     --          --           --         --           --   3,565,661
                        -------- ----------- ------------  --------- ------------ -----------
Balance, June 30, 2004  $31,238  $3,749,342  $ 4,064,716   $    212  $(1,329,179) $6,516,329
                        ======== =========== ============  ========= ============ ===========


See Condensed Notes to Consolidated Financial Statements.
































     SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended June 30,
                                                                  2004           2003
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $  3,568,232   $     14,533
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                                 116,987        143,492
    Minority interest in income of subsidiary                      4,131            579
    Amortization of discounts and premiums on investments, net   (56,315)       (67,021)
    Decrease in receivables                                      457,951        180,645
    (Increase) in prepaids and other assets                       (3,000)        (5,114)
    (Increase) in deferred income taxes                         (607,000)      (429,600)
    (Decrease) in reported and unreported
      claims payable                                          (2,718,223)      (301,592)
    Increase in unearned premiums and administration fees        357,106          7,821
    Increase in accounts payable and
      accrued expenses                                           256,710        112,864
    Increase in contingency reserves payable                   1,116,530      1,454,622
                                                            -------------  -------------
Net cash provided by operating activities                   $  2,493,109   $  1,111,229
                                                            -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available for sale                 $     (2,870)  $     (2,698)
  Held to maturity securities:
    Matured                                                       55,000        212,000
    Purchased                                                   (800,000)      (199,483)
  Proceeds from maturities of certificates of deposit            500,000        500,000
  Purchase of certificates of deposit                         (1,000,000)      (500,000)
  (Increase) in contracts with life
    insurance companies                                           (6,000)        (7,000)
  Purchase of property and equipment                             (17,170)       (14,921)
                                                            -------------  -------------
Net cash (used in) investing activities                     $ (1,271,040)   $   (12,102)
                                                            -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of capital stock                   $        140   $        920
  Increase in minority investment of subsidiary                      157            212
                                                            -------------  -------------
Net cash provided by financing activities                   $        297   $      1,132
                                                            -------------  -------------
Increase in cash and cash equivalents                       $  1,222,366   $  1,100,259
CASH AND CASH EQUIVALENTS
Beginning                                                     14,518,442     10,543,214
                                                            -------------  -------------
Ending                                                      $ 15,740,808   $ 11,643,473
                                                            =============  =============

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Income taxes, net of (refunds)                          $  1,645,000   $   (200,000)

Supplemental Disclosures of Noncash Investing
  And Financing Activities
    (Decrease) increase in unrealized gain on
      securities available for sale                         $     (2,571)  $        302

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


2.  EARNINGS PER COMMON SHARE

Earnings per common share is calculated by dividing net income by the weighted average number of shares of the Class C Common Stock ("Common Stock") outstanding during the period. All references to earnings per share in the consolidated financial statements are to basic earnings per share, as the Company has no potentially issuable Common Stock.


3.  TREASURY STOCK

As a service to the Company's shareholders to facilitate liquidity for the Common Stock in the event of death, disability, or retirement of a shareholder, the Company's Board of Directors has a Stock Repurchase Program (the "Program"). Participation in the Program is voluntary. No shareholder is required to sell his or her shares of Common Stock under the Program nor is the Company required to purchase any Common Stock under the Program. The purchase and sale of Common Stock under the Program is subject to repurchase conditions as described in the Program. The Board of Directors of the Company may, at any time, modify or terminate the Program. The Company may also, at its discretion, offer to repurchase shares of Common Stock outside the Program in compliance with applicable laws. There were no shares repurchased through June 30, 2004 or in the fiscal year ended December 31, 2003.


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

---------------------------------------------------------------------------------------
For the Three Months Ended June 30, 2004
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 19,958,923  $ 1,464,287  $  387,401    $ 21,810,611
Intersegment revenues                        --       50,384          --          50,384
Segment income(loss)                  1,720,645       38,998    (106,263)      1,653,380
Segment assets                       27,197,778    2,207,374     785,287      30,190,439

The total segment income is less than the consolidated net income by $67,265 because the equity in net loss of subsidiaries has not been eliminated from the individual segment amounts.

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


For the Six Months Ended June 30, 2004
---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 40,621,276  $ 2,906,145  $  683,501    $44,210,922
Intersegment revenues                        --      113,551          --        113,551
Segment income(loss)                  3,568,232      (22,126)   (191,487)     3,354,619
Segment assets                       27,197,778    2,207,374     785,287     30,190,439

The total segment income is less than the consolidated net income by $213,613 because the equity in net loss of subsidiaries has not been eliminated from the individual segment amounts.

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

5.  COMPREHENSIVE INCOME AND LOSS
Comprehensive income was $1,716,736 and $539,926 for the three months ended June 30, 2004 and 2003, respectively, and was $3,565,661 and $14,835 for the six months ended June 30, 2004 and 2003, respectively. The difference between comprehensive income and net income presented in the Consolidated Statements of Operations is attributed solely to the change in unrealized gains and losses on securities available for sale during the periods presented.


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

The Company contracts with over 98% of the physicians in the state of South Dakota, 100% of the hospitals in the state of South Dakota, and many other health care providers to provide medical services to its enrollees. At
June 30, 2004, the Company's HMO medical care enrollment was approximately 30,300, while its DAS and CW subsidiaries had combined medical care enrollment of approximately 69,000. The Company also offers ancillary products and the resulting exclusive enrollment under the HMO was approximately 2,300, while its DAS and CW subsidiaries had combined ancillary product exclusive enrollment of approximately 5,500. The resulting total population served by the Company through any of its products resulted in a total of approximately 107,100 members at June 30, 2004.

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

General
The Company's net income was $1,720,645 for the three months ended
June 30, 2004 as compared to $539,124 for the three months ended June 30, 2003, which represents an increase of $1,181,521. The resulting increase in net income was primarily due to the decrease in total operating expenses to a greater amount than the decrease in revenues. Total revenues decreased $1,576,030 for the three months ended June 30, 2004, while total operating expenses decreased $3,629,027 for the same period. This was partially offset by the increase in the provision for income taxes of $867,612 for the three months ended June 30, 2004 as compared to June 30, 2003.

Revenues
Total revenues decreased $1,576,030, or 6.7%, for the three months ended June 30, 2004, as compared to June 30, 2003. The revenues from the net premiums generated by the HMO segment decreased $1,390,809, or 6.6%. This decrease is attributable to a decrease in the enrollment of 18.1%, but was offset by a 14.1% increase in the premiums earned per enrollee, for the three months ended June 30, 2004, as compared to June 30, 2003. Revenues from the TPA fees decreased by $94,914, or 6.4%, due to a decrease in enrollment, but was partially offset by the increase of fees generated per employee and additional services provided for the groups.



Operating Expenses
Total operating expenses decreased $3,629,027, or 15.8%, for the three months ended June 30, 2004, as compared to June 30, 2003. This was due to a decrease in claims incurred, professional fees, occupancy and office expense, but was partially offset by an increase in other general and administrative expense.

Net claims expense generated by the HMO segment decreased $3,466,348, or 18.6%. Average claims expense per enrollee decreased 0.5% for the three months ended June 30, 2004, as compared to June 30, 2003, while the number of enrollees decreased 18.1%. Commissions and state insurance taxes decreased slightly since revenues generated from the HMO decreased but remained at a comparable percentage of revenue as expected. Professional fees decreased $71,703, or 25.7% due to the decrease in consultants used for the three months ended
June 30, 2004, as compared to June 30, 2003. The second quarter decrease is a result of the fact that more of the services in 2004 were provided in the first quarter of 2004, as indicated in the Quarterly Report on Form 10Q for the period ended March 31, 2004. Occupancy expense decreased $53,453, or 22.4% for the three months ended June 30, 2004, as compared to June 30, 2003. Equipment maintenance and depreciation expense experienced the most significant decreases when comparing the periods. Maintenance decreased because of higher prior period maintenance costs that were not recurring and depreciation decreased due to a recent reduction in the purchase of capitalized assets. Office expenses decreased by $77,396, or 28.0% due to the timing of when the costs were incurred. The decrease in the second quarter offset the increase from the first quarter of 2004. Other general and administrative expenses increased $113,797 when compared to the prior year's quarter due to increased insurance expenses. The last two years have had significant higher insurance costs for liability, E&O coverage and D&O coverage due to numerous carriers discontinuing services and increased public scrutiny over financial statements of public entities.




Income Taxes
Income tax expense or benefit should represent 35.0% of income or loss, but fluctuates each period due to adjustments for a valuation allowance for deferred tax assets and permanent tax differences. For the three months ended June 30, 2004, the income tax provision represented 33.5% of the income before taxes and minority interest. The changes in the components of the deferred tax assets accounted for adjustments to the valuation allowance and for the provision to vary as a percentage. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is also effected by the losses incurred by a subsidiary which has no prior cumulative taxable income from which to recover the taxes. Even though the subsidiary files within the consolidated tax return, cumulative losses are nondeductible due to an agreement signed with the government of the foreign subsidiary, which prohibits the deductions until income is produced by the subsidiary. A significant portion of the Company's valuation allowance has been reversed and the Company anticipates that future income tax expense will be closer to a 35% effective tax rate.



COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

General
The Company's net income was $3,568,232 for the six months ended
June 30, 2004 as compared to $14,533 for the six months ended June 30, 2003, which represents an increase of $3,553,699. The resulting increase in net income was primarily due to the decrease in total operating expenses to a greater amount than the decrease in revenues. Total revenues decreased $1,716,541 for the six months ended June 30, 2004, while total operating expenses decreased $6,326,804 for the same period. This was partially offset by the increase in the provision for income taxes of $1,053,012 for the six months ended June 30, 2004 as compared to June 30, 2003.

Revenues
Total revenues decreased $1,716,541, or 3.7%, for the six months ended
June 30, 2004, as compared to June 30, 2003. The revenues from the net premiums generated by the HMO segment decreased $1,458,620, or 3.5%. This decrease is attributable to a decrease in the enrollment of 17.2%, but was offset by a 16.5% increase in the premiums earned per enrollee, for the six months ended June 30, 2004, as compared to June 30, 2003. Revenues from the TPA fees decreased by $143,220, or 5.0%, due to a decrease in enrollment, but was partially offset by the increase of fees generated per employee and additional services provided for the groups.


Operating Expenses
Total operating expenses decreased $6,326,804, or 13.7%, for the six months ended June 30, 2004, as compared to June 30, 2003. This was due to a decrease in claims incurred and occupancy expense, but was partially offset by an increase in professional fees and other general and administrative expenses.

Net claims expense generated by the HMO segment decreased
$6,468,178, or 17.0%. Average claims expense per enrollee increased 0.2% for the six months ended June 30, 2004, as compared to June 30, 2003, while the number of enrollees decreased 17.2%. Occupancy expense decreased by $37,748, or 8.3%, due to a decrease in depreciation expense for the Company. Professional fees increased $47,984, or 10.2% due to the increase in fees paid to consultants used for the six months ended June 30, 2004 as compared to June 30, 2003. The extra services were provided to assist management in assessing strengths and needs of the Company to ensure continued success.
Other general and administrative expenses increased $130,750, or 22.4%, when compared to the prior year due to increased insurance expenses. The last two years have had significant higher insurance costs for liability, E&O coverage and D&O coverage due to numerous carriers discontinuing services and increased public scrutiny over financial statements of public entities.



Income Taxes
Income tax expense or benefit should represent 35.0% of income or loss, but fluctuates each period due to adjustments for a valuation allowance for deferred tax assets and permanent tax differences. For the six months ended June 30, 2004, the income tax provision represented 21.1% of the income before taxes and minority interest. The generation of taxable income which can be used to realize recorded deferred tax assets for which a valuation allowance was previously recorded, and changes in the components of the deferred tax assets accounted for the reversal of a portion of the valuation allowance and for the provision to be smaller than expected. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is also effected by the losses incurred by a subsidiary which has no prior cumulative taxable income from which to recover the taxes. Even though the subsidiary files within the consolidated tax return, cumulative losses are nondeductible due to an agreement signed with the government of the foreign subsidiary, which prohibits the deductions until income is produced by the subsidiary.
A significant portion of the Company's valuation allowance has been reversed and the Company anticipates that future income tax expense will be closer to a 35% effective tax rate.


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

Net cash provided by operating activities increased by $1,381,880 to $2,493,109 for the six months ended June 30, 2004, as compared to June 30, 2003.
Cash provided by operations was mainly attributed to net income, the decrease in receivables, the increase in unearned premiums and administration fees, the increase in accounts payable and accrued expenses, and an increase in contingency reserves payable. The cash provided by this increase was partially offset by an increase in deferred income taxes and a decrease in reported and unreported claims payable. Receivables decreased due to the collection of various receivables since December 31, 2003. Most were related to bonus and incentive receivables. Unearned premiums and administrative expenses and accounts payable and accrued expenses increased since December 31, 2003. The increases for these accounts are normal fluctuations which occur within the accounts as cash flow is received or paid on these accounts. There was no payment of contingency reserves to physicians for the six months ended
June 30, 2004, and the claims withheld from physician payments paid in 2004 increased the contingency reserves payable since December 31, 2003. Deferred income taxes increased primarily due to the increase in contingency reserves payable, which are not deductible until paid to the physicians. Reported and unreported claims payable decreased due to the decrease in enrollment and thus a decrease in reserves needed on the HMO and Reinsurance segments.

Cash flows used in investing and financing activities increased from the prior year. The net increase in the amount of certificates of deposit purchased was $500,000 and the net increase in the amount of securities purchased was approximately $601,000. Equipment was also purchased in the normal course of business, but was minimal.

The Company is not contractually obligated to pay out the contingency reserves Withheld. No dividends have been declared or paid for the six months ended June 30, 2004. Future dividend payments are dependent on operations and liquidity of the Company. The Company believes that cash flows generated by operations, withholding of contingency reserves payable, cash on hand, and short-term investment balances will be sufficient to fund operations, pay out the projected contingency reserves payable, and pay dividends on the Class C common stock. Even though cash flows may provide for the payment of dividends and contingency reserves, the Board of Directors determines the amounts to be paid, subject to approval from the Division of Insurance. Risk based capital requirements, budgeted cash expenditures and a number of other factors may influence the Board's decision for these payments.


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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company does not have any material risk as defined by Item 305 of Regulation S-K. The Company has market risk with its cash and investments, but, due to the conservative nature of the invested assets, management feels that the market risk is limited.


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


PART II:  OTHER INFORMATION

Item 1. Legal Proceedings
  None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
  None-Although the Company has in place a Stock Repurchase Program, which was publicly announced on March 4, 1998, no shares of Common Stock were repurchased during the Company's second quarter

Item 3. Defaults Upon Senior Securities
  None

Item 4. Submission of Matters to a Vote of Security Holders
  At the Company's Annual Meeting of Shareholders held on June 10, 2004, the following directors were elected to serve a term of three years expiring at the Annual Meeting of Shareholders to be held in 2007:
Dr John Rittmann   Dr. Thomas Krafka   Dr. Stephan Schroder  Dr. Thomas Luzier

The other continuing directors are as follows:
Dr. James Reynolds    Mr. Van Johnson   Dr. James Engelbrecht   Mr. Bob Sutton
Dr. John Sternquist   Dr. Vance Thompson

Item 5. Other Information
  None

Item 6. Exhibits and Reports on Form 8-K
(a)31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Senior Vice President and Chief Operating Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3 Certification of Vice President Finance and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

South Dakota State Medical Holding Company, Incorporated
                     (Registrant)



Date:_08/06/2004___       By:   _/s/ L. Paul Jensen____
                                L. Paul Jensen
                                Chief Executive Officer
                                (Duly Authorized Officer)


Date:_08/06/2004___       By:   _/s/ Kirk J. Zimmer____
                                Kirk J. Zimmer
                                Senior Vice President/Chief Operating Officer
                                (Principal Financial Officer)






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

Date:  August 06, 2004

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

Date:  August 06, 2004

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

Date:  August 06, 2004

                                                        Exhibit 32.1



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of South Dakota State Medical Holding Company, Inc., dba DAKOTACARE (the "Company") on Form 10-Q for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, L. Paul Jensen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



_/s/ L. Paul Jensen_____
Chief Executive Officer

August 06, 2004

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

                                                        Exhibit 32.2



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of South Dakota State Medical Holding Company, Inc., dba DAKOTACARE (the "Company") on Form 10-Q for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kirk Zimmer, Senior Vice President and COO of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



_/s/ Kirk J. Zimmer_____
Senior Vice President/Chief Operating Officer

August 06, 2004

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

                                                        Exhibit 32.3



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of South Dakota State Medical Holding Company, Inc., dba DAKOTACARE (the "Company") on Form 10-Q for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce Hanson, Vice President Finance and CFO of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



_/s/ Bruce E. Hanson____
Vice President Finance/Chief Finance Officer

August 06, 2004

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.