Form 10-Q
period 2004-09-30
SD STATE MEDICAL HOLDING CO INC
filed 2004-11-12
CIK 919176

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2004

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

     Class                            Outstanding at November 4, 2004
Class C Common Stock                              1,365,604













  SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
                               FORM 10-Q

                                 INDEX

                                                                 Page Number


Part 1.  Financial Information (unaudited)

   Item 1.  Financial Statements

     Consolidated Balance Sheets at
     September 30, 2004 and December 31, 2003                        2

     Consolidated Statements of Operations for the Three
     and Nine Months Ended September 30, 2004 and 2003               3

     Consolidated Statement of Stockholders' Equity
     for the Nine Months Ended September 30, 2004                    4

     Consolidated Statements of Cash Flows
     for the Nine Months Ended September 30, 2004 and 2003           5

     Condensed Notes to Consolidated Financial Statements          6-8

   Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations               8-13

   Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk                                       13

   Item 4.  Controls and Procedures                                 13

Part II.  Other Information                                         14

   Item 1.  Legal Proceedings                                       14

   Item 2.  Unregistered Sales of Equity Securities and
            Use of Proceeds                                         14

   Item 3.  Defaults Upon Senior Securities                         14

   Item 4.  Submission of Matters to a Vote
            of Security Holders                                     14

   Item 5.  Other Information                                       14

   Item 6.  Exhibits and Reports on Form 8-K                        14

   Signatures                                                       15

                       PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements
     SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
                           CONSOLIDATED BALANCE SHEETS

                                                           September 30,  December 31,
             ASSETS                                             2004           2003
                                                            (Unaudited)    (Audited)
--------------------------------------------------------------------------------------
Cash and cash equivalents                                  $ 21,065,735   $ 14,518,442
Investment in securities held to maturity                       404,787        409,138
Certificates of deposit                                       1,300,000      1,400,000
Receivables                                                   1,507,727      2,490,688
Prepaids and other assets                                        68,500         75,500
Deferred income taxes                                         1,447,400        344,200
                                                           -------------  -------------
  Total current assets                                       25,794,149     19,237,968
                                                           -------------  -------------
Investment in securities held to maturity                     4,448,240      3,981,591
Investment in securities available for sale                     153,400        148,600
Certificates of deposit                                         600,000        100,000
Contracts with life insurance companies and other               105,235         96,668
                                                           -------------  -------------
  Total long-term investments                                 5,306,875      4,326,859
                                                           -------------  -------------
Property and equipment, net of accum. depreciation              491,151        581,353
                                                           -------------  -------------
Deferred income taxes                                           985,800      1,492,500
                                                           -------------  -------------
                                                           $ 32,577,975   $ 25,638,680
                                                           =============  =============
             LIABILITIES
Reported and unreported claims payable                     $  9,649,705   $ 12,854,487
Unearned premiums and administration fees                     3,373,487      2,275,579
Accounts payable and accrued expenses                         2,314,663      1,477,274
Contingency reserves payable                                  2,928,162             --
                                                           -------------  -------------
  Total current liabilities                                  18,266,017     16,607,340
Contingency reserves payable                                  4,809,332      6,080,812
                                                           -------------  -------------
  Total liabilities                                          23,075,349     22,688,152
                                                           -------------  -------------
        STOCKHOLDERS' EQUITY
Class A preferred, voting, no par value, $10 stated value,
  2,500 shares authorized; 1,438 and 1,424 shares issued
  and outstanding at September 30, 2004 and December 31, 2003;
  liquidation preference of outstanding shares of $14,850 and
  $14,240 at Sept. 30, 2004 and December 31, 2003, respectively  14,850         14,240
Class B preferred, voting, no par value, $1 stated value,
  2,500 shares authorized; 1,800 shares issued
  and outstanding; liquidation preference of outstanding
  shares of $1,800                                                1,800          1,800
Class C common, nonvoting, $.01 par value, 10,000,000
  shares authorized; issued 1,505,760 shares                     15,058         15,058
Additional paid-in capital                                    3,749,342      3,749,342
Retained Earnings                                             7,047,586        496,484
Accumulated other comprehensive income                            3,169          2,783
Less cost of Class C common treasury stock, 140,156 shares   (1,329,179)    (1,329,179)
                                                           -------------  -------------
                                                              9,502,626      2,950,528
                                                           -------------  -------------
                                                           $ 32,577,975   $ 25,638,680
                                                           =============  =============
See Condensed Notes to Consolidated Financial Statements.
                                                                             2

     SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     Three Months Ended           Nine Months Ended
                                         September 30,               September 30,
                                      2004          2003          2004          2003
---------------------------------------------------------------------------------------
Revenues:
  Premiums, net of reins. ceded  $ 19,838,331  $ 22,287,362  $ 60,721,484  $ 64,691,455
  Third party administration fees   1,374,651     1,385,321     4,080,478     4,234,368
  Investment income                   110,754        91,639       291,141       284,509
  Other income                        355,832       360,475     1,015,131     1,059,672
                                 ------------- ------------- ------------- -------------
     Total revenues                21,679,568    24,124,797    66,108,234    70,270,004
                                 ------------- ------------- ------------- -------------
Operating expenses:
  Claims incurred,
    net of reins. recoveries       13,846,803    20,926,031    45,968,109    59,521,189
  Personnel expense                 1,688,770     1,523,211     4,857,288     4,707,504
  Commissions                         629,232       804,041     2,296,871     2,455,073
  Professional fees expense           140,467       203,906       659,974       675,429
  Office expense                      174,691       192,265       665,352       676,069
  Advertising                          81,683       102,095       388,288       378,707
  Occupancy expense                   162,329       167,749       579,622       622,790
  State insurance taxes               292,145       291,551       783,402       814,428
  Other general and
    administrative expenses           227,735       119,765       943,152       704,432
                                 ------------- ------------- ------------- -------------
     Total operating expenses      17,243,855    24,330,614    57,142,058    70,555,621
                                 ------------- ------------- ------------- -------------

Income (loss) before income taxes
  and minority interest             4,435,713      (205,817)    8,966,176      (285,617)

Income taxes (benefit)              1,456,700          (100)    2,414,800       (95,012)
                                 ------------- ------------- ------------- -------------
Income before minority
  interest                          2,979,013      (205,717)    6,551,376      (190,605)
Minority interest in income (loss)
  of subsidiary                        (3,857)       (3,687)          274        (3,108)
                                 ------------- ------------- ------------- -------------
     Net income (loss)           $  2,982,870  $   (202,030) $  6,551,102  $   (187,497)
                                 ============= ============= ============= =============

Earnings (loss) per common share $       2.18  $      (0.15) $       4.80  $      (0.14)
                                 ============= ============= ============= =============

Comprehensive income (loss)      $  2,985,827  $   (204,423) $  6,551,488  $   (189,588)
                                 ============= ============= ============= =============
Weighted average number of
  common shares outstanding         1,365,604     1,365,604     1,365,604     1,365,604
                                 ============= ============= ============= =============


See Condensed Notes to Consolidated Financial Statements.

     SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (Unaudited)

                                                        Accumulated
                                 Additional                Other
                       Capital   Paid-In      Retained Comprehensive  Treasury
                        Stock    Capital      Earnings     Income       Stock       Total
--------------------------------------------------------------------------------------------
Balance,
December 31, 2003       $31,098  $3,749,342  $   496,484 $    2,783  $(1,329,179) $2,950,528
  Issuance of Class A
    preferred stock         610          --           --         --           --         610
  Comprehensive income:
    Net income               --          --    6,551,102         --           --
    Net change in un-
      realized gain on
      securities avail-
      able for sale          --          --           --        386          --
    Comprehensive income     --          --           --         --           --   6,551,488
                        -------- ----------- ------------  --------- ------------ -----------
Balance, Sept. 30, 2004 $31,708  $3,749,342  $ 7,047,586   $  3,169  $(1,329,179) $9,502,626
                        ======== =========== ============  ========= ============ ===========


See Condensed Notes to Consolidated Financial Statements.
































     SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                  2004           2003
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                         $  6,551,102   $   (187,497)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation                                                 150,956        200,924
    Minority interest in income (loss) of subsidiary                 274         (3,108)
    Amortization of discounts and premiums on investments, net   (82,298)       (98,300)
    Loss on disposal of equipment                                  3,328             --
    (Increase) decrease in receivables                           982,961        (53,568)
    (Increase) decrease in prepaids and other assets               7,000         (2,558)
    (Increase) in deferred income taxes                         (596,500)      (446,000)
    Increase (decrease) in reported and unreported
      claims payable                                          (3,204,782)       274,928
    Increase in unearned premiums and administration fees      1,097,908        444,165
    Increase in accounts payable and
      accrued expenses                                           837,389        213,332
    Increase in contingency reserves payable                   1,656,682      2,148,328
                                                            -------------  -------------
Net cash provided by operating activities                   $  7,404,020   $  2,490,646
                                                            -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available for sale                 $     (4,414)  $     (3,992)
  Held to maturity securities:
    Matured                                                      420,000        292,000
    Purchased                                                   (800,000)      (199,483)
  Proceeds from maturities of certificates of deposit            200,000      1,100,000
  Purchase of certificates of deposit                           (600,000)    (1,100,000)
  (Increase) in contracts with life
    insurance companies                                           (9,000)       (10,000)
  Proceeds from sale of property and equipment                     5,812             --
  Purchase of property and equipment                             (69,894)       (88,238)
                                                            -------------  -------------
Net cash (used in) investing activities                     $   (857,496)   $    (9,713)
                                                            -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of capital stock                   $        610   $      1,330
  Increase in minority investment of subsidiary                      159          1,044
                                                            -------------  -------------
Net cash provided by financing activities                   $        769   $      2,374
                                                            -------------  -------------
Increase in cash and cash equivalents                       $  6,547,293   $  2,483,307
CASH AND CASH EQUIVALENTS
Beginning                                                     14,518,442     10,543,214
                                                            -------------  -------------
Ending                                                      $ 21,065,735   $ 13,026,521
                                                            =============  =============

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Income taxes, net of (refunds)                          $  2,745,000   $     70,000

Supplemental Disclosures of Noncash Investing
  And Financing Activities
    Increase (decrease) in unrealized gain on
      securities available for sale                         $        386   $     (2,091)

See Condensed Notes to Consolidated Financial Statements.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED D/B/A DAKOTACARE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.  BASIS OF PRESENTATION

The consolidated financial statements of South Dakota State Medical Holding Company, Incorporated, d/b/a DAKOTACARE (the "Company"), its wholly-owned subsidiaries, DAKOTACARE Administrative Services, Incorporated ("DAS"), and DAKOTACARE Insurance Ltd. ("DIL"), and its majority owned subsidiary, CareWest, Inc. ("CW"), contained in this report are unaudited but reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial information for the periods presented. The results of operations for the nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year or any other interim period. This report should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10K for the year ended December 31, 2003.


2.  EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share is calculated by dividing net income by the Weighted average number of shares of the Class C Common Stock ("Common Stock") outstanding during the period. All references to earnings (loss) per share in the consolidated financial statements are to basic earnings (loss) per share, as the Company has no potentially issuable Common Stock.


3.  TREASURY STOCK

As a service to the Company's shareholders to facilitate liquidity for the Common Stock in the event of death, disability, or retirement of a shareholder, the Company's Board of Directors has a Stock Repurchase Program, which was publicly announced on March 4, 1998 (the "Program"). Participation in the Program is voluntary. No shareholder is required to sell his or her shares of Common Stock under the Program nor is the Company required to purchase any Common Stock under the Program. The purchase and sale of Common Stock under the Program is subject to repurchase conditions as described in the Program. The Board of Directors of the Company may, at any time, modify or terminate the Program. The Company may also, at its discretion, offer to repurchase shares of Common Stock outside the Program in compliance with applicable laws. There were no shares repurchased through September 30, 2004 or in the fiscal year ended December 31, 2003.


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

The Company evaluates performance and allocates resources based on net income determined under accounting principles generally accepted in the United States of America. The accounting policies of the reportable segments are the same as those described in Note 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The Company allocates payroll costs incurred based on the activities of admitting new enrollees and in adjudicating claims.

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

---------------------------------------------------------------------------------------
For the Three Months Ended September 30, 2004
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 20,125,999  $ 1,507,095  $  322,740    $ 21,955,834
Intersegment revenues                        --       55,934          --          55,934
Segment income                        2,982,870      154,490     117,918       3,255,278
Segment assets                       31,806,940    2,297,357     625,449      34,729,746

The total segment income is more than the consolidated net income by $272,408 because the equity in net income of subsidiaries has not been eliminated from the individual segment amounts.

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


For the Nine Months Ended September 30, 2004
---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 60,747,275  $ 4,413,240  $1,006,241    $66,166,756
Intersegment revenues                        --      169,485          --        169,485
Segment income(loss)                  6,551,102      132,364     (73,568)     6,609,898
Segment assets                       31,806,940    2,297,357     625,449     34,729,746

The total segment income is more than the consolidated net income by $58,796 because the equity in net income of subsidiaries has not been eliminated from the individual segment amounts.

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


5.  COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) was $2,985,827 and ($204,423) for the three months ended September 30, 2004 and 2003, respectively, and was $6,551,488 and ($189,588) for the nine months ended September 30, 2004 and 2003, respectively. The difference between comprehensive income (loss) and net income (loss) presented in the Consolidated Statements of Operations is attributed solely to the change in unrealized gains and losses on securities available for sale during the periods presented.


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

The Company contracts with over 98% of the physicians in the state of South Dakota, 100% of the hospitals in the state of South Dakota, and many other health care providers to provide medical services to its enrollees. At September 30, 2004, the Company's HMO medical care enrollment was approximately 29,400, while its DAS and CW subsidiaries had combined medical care enrollment of approximately 70,600. The Company also offers ancillary products and the resulting exclusive enrollment under the HMO was approximately 2,100, while its DAS and CW subsidiaries had combined ancillary product exclusive enrollment of approximately 5,600. The resulting total population served by the Company through any of its products resulted in a total of approximately 107,700 members at September 30, 2004.

This discussion and analysis contains certain forward-looking terminology such as "believes," "anticipates," "will," "intends," or comparable terminology. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers of the Company's securities are cautioned not to place undue reliance on such forward-looking statements which are qualified in their entirety by the cautions and risks described herein and in other reports filed by the Company with the Securities and Exchange Commission.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

General
The Company's net income was $2,982,870 for the three months ended
September 30, 2004 as compared to a loss of ($202,030) for the three months ended September 30, 2003, which represents an increase of $3,184,900. The resulting increase in net income was primarily due to the decrease in total operating expenses to a greater amount than the decrease in revenues. Total revenues decreased $2,445,229 for the three months ended September 30, 2004, while total operating expenses decreased $7,086,759 for the same period. This was partially offset by the increase in the provision for income taxes of $1,456,800 for the three months ended September 30, 2004 as compared to September 30, 2003.
                                                               8

Revenues
Total revenues decreased $2,445,229, or 10.1%, for the three months ended September 30, 2004, as compared to September 30, 2003. The revenues from the net premiums generated by the HMO segment decreased $2,424,714, or 11.1%. This decrease is attributable to a decrease in the enrollment of 22.0%, but was partially offset by a 14.0% increase in the premiums earned per enrollee, for the three months ended September 30, 2004, as compared to September 30, 2003. Management anticipates that enrollment will not substantially decrease in the future and that the increases in premiums earned per enrollee will decrease. Revenues from the TPA fees decreased by $10,670, or 0.8%, due to a decrease in enrollment, but was partially offset by the increase of fees generated per employee and additional services provided for the groups.

Operating Expenses
Total operating expenses decreased $7,086,759, or 29.1%, for the three months ended September 30, 2004, as compared to September 30, 2003. This was due to a decrease in claims incurred, commissions, professional fees, and office expense, but was partially offset by an increase in personnel expense and other general and administrative expense.

Net claims expense generated by the HMO segment decreased $6,556,215, or 32.4%. Average claims expense per enrollee decreased 13.4% for the three months ended September 30, 2004, as compared to September 30, 2003, while the number of enrollees decreased 22.0%. Commissions decreased $174,809, or 21.7%, due to the decrease in revenues generated from the HMO and the loss of enrollees in the TPA for the three months ended September 30, 2004, as compared to September 30, 2003. State insurance taxes, which only apply to the HMO segment, also recorded a decrease since it is payable for a percentage of HMO premium revenue, but appeared comparable to the prior year due to the increase in amounts paid to the State of South Dakota in the creation of a risk pool. This is the first full year of payments funded into the pool since the State set up the pool to cover un-insured individuals. The pool is required to be funded by all carriers within the State. Professional fees decreased $63,439, or 31.1% due to the decrease in consultants used for the three months ended September 30, 2004, as compared to September 30, 2003. Additional consulting services were previously requested from August 2003 through March 2004 and the decreased amount for the current quarter is more representative of the budgeted amounts expected for the quarter. The additional services included consulting for the compliance of Health Insurance Portability and Accountability Act of 1996(HIPAA) and business planning consultants. Further, accounting and legislative consultant fees are typically higher in the first two quarters of each year. Office expense decreased $17,574, or 9.1% primarily due to postage costs decreasing due to the lesser amount of members for all companies for the three months ended September 30, 2004, as compared to September 30, 2003. Personnel expense increased $165,559, or 10.9% for the three months ended September 30, 2004, as compared to September 30, 2003. At September 30, 2004 the average salary is approximately 6% higher than the previous year due to the annual raises given each June 1. Also, an accrual for $75,000 for the estimated employee bonuses was accrued, since the Company anticipates it will reach its profit goals. General and administrative expenses increased $107,970 when compared to the prior year's quarter due to increased insurance expenses. The Company has experienced significantly higher insurance costs for liability, Errors & Omissions(E&O) and Directors and Officers(D&O) coverages. The Company Believes that this increased insurance costs are the result of numerous carriers discontinuing services and increased public scrutiny over financial statements of public entities. These coverages were recently renewed without a rate increase for the next 12 months. Although these do not constitute all of the Company's insurance plans, they do constitute a majority of plans and insurance costs. These are not all of our plans, but they are a majority. The Company anticipates little change for the next 12 months for insurance costs.



Income Taxes
Income tax expense or benefit should represent 35.0% of income or loss, but fluctuates each period due to adjustments for a valuation allowance for deferred tax assets and permanent tax differences. For the three months ended September 30, 2004, the income tax provision represented 32.8% of the income before taxes and minority interest. The changes in the components of the deferred tax assets accounted for adjustments to the valuation allowance and for the provision to vary as a percentage. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is also effected by the losses incurred by a subsidiary which has no prior cumulative taxable income from which to recover the taxes. Even though the subsidiary files within the consolidated tax return, cumulative losses are nondeductible due to an agreement signed with the government of the foreign subsidiary, which prohibits the deductions until income is produced by the subsidiary. A significant portion of the Company's valuation allowance has been reversed and the Company anticipates that future income tax expense will be closer to a 35% effective tax rate.



COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

General
The Company's net income was $6,551,102 for the nine months ended
September 30, 2004 as compared to a loss of ($187,497) for the nine months ended September 30, 2003, which represents an increase of $6,738,599. The resulting increase in net income was primarily due to the decrease in total operating expenses to a greater amount than the decrease in revenues. Total revenues decreased $4,161,770 for the nine months ended September 30, 2004, while total operating expenses decreased $13,413,563 for the same period. This was partially offset by the increase in the provision for income taxes of $2,509,812 for the nine months ended September 30, 2004 as compared to September 30, 2003.

Revenues
Total revenues decreased $4,161,770, or 5.9%, for the nine months ended September 30, 2004, as compared to September 30, 2003. The revenues from the net premiums generated by the HMO segment decreased $3,883,334, or 6.1%. This decrease is attributable to a decrease in the enrollment of 18.8%, but was partially offset by a 15.6% increase in the premiums earned per enrollee, for the nine months ended September 30, 2004, as compared to September 30, 2003. Management anticipates that enrollment will not substantially decrease in the future and that the increases in premiums earned per enrollee will decrease. Revenues from the TPA fees decreased by $153,890, or 3.6%, due to a decrease in enrollment, but was partially offset by the increase of fees generated per employee and additional services provided for the groups.


Operating Expenses
Total operating expenses decreased $13,413,563, or 19.0%, for the nine months ended September 30, 2004, as compared to September 30, 2003. This was due to a decrease in claims incurred, commissions, state insurance taxes, and occupancy expense, but was partially offset by an increase in personnel expense and other general and administrative expense.

Net claims expense generated by the HMO segment decreased $13,553,080, or 22.8%. Average claims expense per enrollee decreased 4.5% for the nine months ended September 30, 2004, as compared to September 30, 2003, while the number of enrollees decreased 18.8%. Commissions decreased $158,202, or 6.4%, due to the decrease in revenues generated from the HMO and the loss of enrollees in the TPA for the nine months ended September 30, 2004, as compared to
September 30, 2003.  State insurance taxes, which only apply to the HMO segment, also recorded a decrease since it is payable for a percentage of HMO premium revenue, but appeared comparable to the prior year due to the increase in amounts paid to the State of South Dakota in the creation of a risk pool. This is the first full year of payments funded into the pool since the State set up the pool to cover un-insured individuals. The pool is required to be funded by all carriers within the State. Occupancy expense decreased by $43,168, or 6.9%, due to a decrease in depreciation expense for the Company. Personnel expense increased $149,784, or 3.2% for the nine months ended September 30, 2004, as compared to September 30, 2003. At September 30, 2004 the average salary is approximately 6% higher than the previous year due to the annual raises given each June 1. Also, an accrual for $75,000 for the estimated employee bonuses was accrued, since the Company anticipates it will reach its
profit goals.   These increases in wages were partially offset by the decrease in number of employees' months paid through September 30, 2004 as compared to those paid through September 30, 2003. This is due to efficiencies achieved and the reduction of overall enrollees of the Company. Other general and administrative expenses increased $238,720, or 33.9%, when compared to the prior year due to increased insurance expenses. The Company has experienced significantly higher insurance costs for liability, Errors & Omissions(E&O) and Directors and Officers(D&O) coverages. The Company believes that this increased insurance costs are the result of numerous carriers discontinuing services and increased public scrutiny over financial statements of public entities. These coverages were recently renewed without a rate increase for the next 12 months. Although these do not constitute all of the Company's insurance plans, they do constitute a majority of plans and insurance costs. These are not all of our plans, but they are a majority. The Company anticipates little change for the next 12 months for insurance costs.




Income Taxes
Income tax expense or benefit should represent 35.0% of income or loss, but fluctuates each period due to adjustments for a valuation allowance for deferred tax assets and permanent tax differences. For the nine months ended September 30, 2004, the income tax provision represented 26.9% of the income before taxes and minority interest. The generation of taxable income which can be used to realize recorded deferred tax assets for which a valuation allowance was previously recorded, and changes in the components of the deferred tax assets accounted for the reversal of a portion of the valuation allowance and for the provision to be smaller than expected. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is also effected by the losses incurred by a subsidiary which has no prior cumulative taxable income from which to recover the taxes. Even though the subsidiary files within the consolidated tax return, cumulative losses are nondeductible due to an agreement signed with the government of the foreign subsidiary, which prohibits the deductions until income is produced by the subsidiary.
A significant portion of the Company's valuation allowance has been reversed and the Company anticipates that future income tax expense will be closer to a 35% effective tax rate.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of cash have been premium and fee revenue, collection of premiums in advance of the claims costs associated with them, and an agreement with participating physicians in which a percentage of fees for services is withheld for cash flows of the Company. The Company in the past has had borrowings from banks and affiliated companies, but currently does not need to borrow for liquidity purposes.
                                                              11

Net cash provided by operating activities increased by $4,913,374 to $7,404,020 for the nine months ended September 30, 2004, as compared to September 30, 2003. Cash provided by operations was mainly attributed to net income, the decrease in receivables, the increase in unearned premiums and administration fees, the increase in accounts payable and accrued expenses, and an increase in contingency reserves payable. The cash provided by this increase was partially offset by an increase in deferred income taxes and a decrease in reported and unreported claims payable. Receivables decreased due to the collection of various receivables since December 31, 2003. Most were related to bonus and incentive receivables. Unearned premiums and administrative expenses and accounts payable and accrued expenses increased since December 31, 2003. The increases for these accounts are normal fluctuations which occur within the accounts as cash flow is received or paid on these accounts. There was no payment of contingency reserves to physicians for the nine months ended September 30, 2004, and the claims withheld from physician payments paid in 2004 increased the contingency reserves payable since December 31, 2003. Deferred income taxes increased primarily due to the increase in contingency reserves payable, which are not deductible until paid to the physicians. Reported and unreported claims payable decreased due to the decrease in enrollment and thus a decrease in reserves needed on the HMO and Reinsurance segments.

Cash flows used in investing and financing activities increased from the prior year. The net increase in the amount of certificates of deposit purchased was $400,000 and the net increase in the amount of securities purchased was approximately $380,000. Equipment was also purchased in the normal course of business, but was minimal.


The Company is not contractually obligated to pay out the contingency reserves Withheld. No dividends have been declared or paid for the nine months ended September 30, 2004. Future dividend payments are dependent on operations and liquidity of the Company. The Company believes that cash flows generated by operations, withholding of contingency reserves payable, cash on hand, and short-term investment balances will be sufficient to fund operations, pay out the projected contingency reserves payable, and pay dividends on the Class C common stock. Even though cash flows may provide for the payment of dividends and contingency reserves, the Board of Directors determines the amounts to be paid, subject to approval from the Division of Insurance of the State of South Dakota. Risk based capital requirements, budgeted cash expenditures and a number of other factors may influence the Board's decision for these payments.


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


TRENDS, EVENTS, OR UNCERTAINTIES

In recent years, there has been a trend by clients to switch to plans with higher employee cost-sharing levels in order to maintain lower premiums. As a provider of cost effective managed care plans for medium and small employers, the Company believes it is delivering products and services that address current health care reform issues. The Company will continue to evaluate its business strategy as necessary to maximize its ability to adapt to the changing health care marketplace.
                                                                12

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in Note 1 to the Company's 2003 Annual Consolidate Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2003.

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

                                                                    13
PART II:  OTHER INFORMATION

Item 1. Legal Proceedings
  None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Although the Company has in place a Stock Repurchase Program, which was publicly announced on March 4, 1998, no shares of Common Stock were repurchased during the Company's third quarter of its fiscal year ending December 31, 2004.

Item 3. Defaults Upon Senior Securities
  None

Item 4. Submission of Matters to a Vote of Security Holders
  None

Item 5. Other Information
  None

Item 6. Exhibits
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Senior Vice President and Chief Operating Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3 Certification of Vice President Finance and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Senior Vice President and Chief Operating Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3 Certification of Vice President Finance and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                                           14

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

South Dakota State Medical Holding Company, Incorporated
                     (Registrant)



Date:_11/12/2004___       By:   _/s/ L. Paul Jensen____
                                L. Paul Jensen
                                Chief Executive Officer
                                (Duly Authorized Officer)


Date:_11/12/2004___       By:   _/s/ Kirk J. Zimmer____
                                Kirk J. Zimmer
                                Senior Vice President/Chief Operating Officer
                                (Principal Financial Officer)






                                                                   15



                                                            Exhibit 31.1
CERTIFICATIONS

I, L. Paul Jensen, certify that:
1. I have reviewed this Quarterly Report on Form 10-Q of South Dakota State Medical Holding Company, Incorporated.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide to reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/__L. Paul Jensen_____
L. Paul Jensen
Chief Executive Officer

Date:  November 12, 2004

                                                             Exhibit 31.2
CERTIFICATIONS
I, Kirk J. Zimmer, certify that:
1. I have reviewed this Quarterly Report on Form 10-Q of South Dakota State Medical Holding Company, Incorporated.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide to reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


/s/__Kirk J. Zimmer____
Kirk J. Zimmer
Senior Vice President/Chief Operating Officer

Date:  November 12, 2004

                                                         Exhibit 31.3
CERTIFICATIONS
I, Bruce E. Hanson, certify that:
1. I have reviewed this Quarterly Report on Form 10-Q of South Dakota State Medical Holding Company, Incorporated.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide to reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


/s/__Bruce E. Hanson_______
Bruce E. Hanson
Vice President Finance/Chief Financial Officer

Date:  November 12, 2004

                                                        Exhibit 32.1



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of South Dakota State Medical Holding Company, Inc., dba DAKOTACARE (the "Company") on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, L. Paul Jensen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



_/s/ L. Paul Jensen_____
Chief Executive Officer

Date:  November 12, 2004

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

                                                        Exhibit 32.2



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of South Dakota State Medical Holding Company, Inc., dba DAKOTACARE (the "Company") on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kirk Zimmer, Senior Vice President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



_/s/ Kirk J. Zimmer_____
Senior Vice President/Chief Operating Officer

Date:  November 12, 2004

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

                                                        Exhibit 32.3



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of South Dakota State Medical Holding Company, Inc., dba DAKOTACARE (the "Company") on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce Hanson, Vice President Finance and Chief Finance Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



_/s/ Bruce E. Hanson____
Vice President Finance/Chief Finance Officer

Date:  November 12, 2004

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.