Form 10-K
period 2004-12-31
SD STATE MEDICAL HOLDING CO INC
filed 2005-03-31
CIK 919176

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2004

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

Securities registered pursuant to Section 12(g) of the Act:
        CLASS A VOTING PREFERRED STOCK, PAR VALUE $10 PER SHARE
                                (Title of class)

        CLASS C NON-VOTING COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ___ NO __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                       Outstanding at March 18, 2005
     -----                                       -----------------------------
Class C Non-Voting Common Stock                           1,365,604

The aggregate market value of the voting and non-voting common equity held by non-affiliates is not determinable as there is no market or exchange where these shares are traded.

                        DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's definitive Proxy Statement for its 2005 Annual Meeting of stockholders are incorporated by reference into Item 11 of
Part III of this Annual Report on Form 10-K.


                                     PART I

ITEM 1. BUSINESS

South Dakota State Medical Holding Company, Incorporated, was incorporated in the State of South Dakota on May 5, 1988. Reference to "we", "us", "our", "Company", "Corporation" or "DAKOTACARE" means South Dakota State Medical Holding Company, Incorporated. Its corporate offices are located at 1323 South Minnesota Avenue, Sioux Falls, South Dakota, 57105. The Company's Amended and Restate Articles of Incorporation permit the Company to engage in the development of quality comprehensive health care delivery systems; and to conduct, promote, or operate alternative health care delivery systems and other contractual health service arrangements, including but not limited to, traditional third party reimbursement systems, preferred provider organizations, and health maintenance organizations (HMO).

Management has made its best effort to prepare this Annual Report on Form 10-K in plain, easy-to-understand English. The Business section (Item 1)attempts to outline the scope of strategies currently employed by the Company. The other information contained in this report is important and necessary in order to gain a thorough understanding of our business, markets, customers and competition. Accordingly, please read this entire Form 10-K, as the principles of the business are complicated, and involve risk and uncertainties.

When used in this report, the words "anticipate", "believe", "estimate", "will", "may", "intend" and "expect" and similar expressions identify forward-looking statements. Forward-looking statements in this Form 10-K include, but are not limited to, those relating to the general expansion of our business. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved.

The Company contracts with over 98% of the physicians in the State of South Dakota, 100% of the hospitals in the State of South Dakota, and many other health care providers to provide medical services to its enrollees. Physicians who are members of the South Dakota State Medical Association and who complete the Company's credentialing process may participate with the Company by purchasing one share of Class A Voting Preferred Stock of the Company for $10. The South Dakota State Medical Association owns 100% of the Class B Voting Preferred Stock of the Company, and through this ownership, maintains voting control of the Company. Ownership of the Class C Non-Voting Common Stock is restricted by the Company's Amended and Restate Articles of Incorporation to the following persons or entities: (a) medical and osteopathic physicians who have executed participating physician agreements with the Company, (b) a trust or self-directed individual retirement account controlled by such physician, (c) a professional corporation, partnership or other entity domiciled in the State of South Dakota and in which such physician is a shareholder, partner or employee in the practice of medicine, (d) management, employees or agents of the Company, the South Dakota State Medical Association, or the South Dakota Foundation for Medical Care, Inc., or (e) the spouse or children of such physician or other person set forth in (a) or (d) above. In addition to such restrictions, the Class C Non-Voting Common Stock may not be issued or transferred to any hospital or to any natural person or entity who is not a resident or domiciliary of the State of South Dakota. The Class C Non-Voting Common Stock is not convertible into any other shares of capital stock of the Company and is only transferable to those persons set forth in (a)-(e) above and is a resident or domically of the State of South Dakota.

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

The Company's agreements with participating physicians provide that up to 20% of fees for services provided, as submitted to the Company, may be withheld to provide a contingency reserve that may be used to fund operations or meet other financial requirements of the Company. The percentage withheld for the years 2002 through 2004 was 15%. The amounts withheld may be paid to the participating physicians at the discretion of the Board of Directors of the Company, although the Company is not contractually obligated to pay out amounts withheld. Management estimates the expected amount of contingency reserves to be paid to participating physicians and records a liability based upon factors such as cash flow needs, net income, and accumulations of amounts withheld. Payments to physicians are made at such times as the Board of Directors and Department of Commerce and Regulation, Division of Insurance (Division) approve payouts, subject to a written agreement with the Division. The recorded liability at December 31, 2004 is equal to actual amounts withheld for the years ended December 31, 2004 and 2003. In 2004, the Company paid $3,020,127 of withheld contingency reserves from 2002, which was approved by the Division. During 2003 and 2002, the Company's Board of Directors, with approval from the Division, voted to write off $2,123,755 and $1,575,224, respectively, of contingency reserves withheld in 2001 and 2000, respectively, which reduced claims expense in 2003 and 2002 and was accounted for as a change in accounting estimate. This change had the effect of increasing income for 2003 by $1,401,678, or $1.03 per common share, net of income taxes and had the effect of decreasing the net loss for 2002 by $1,039,648, or $0.75 per common share, net of income taxes.

In 1992, the Company incorporated DAKOTACARE Administrative Services, Incorporated (DAS), a South Dakota corporation and wholly owned subsidiary of the Company. In January 1996, the Company incorporated DAKOTACARE Insurance, Ltd. (DIL), a Caymen Island Corporation and wholly owned subsidiary of the Company. DIL was formed to accept reinsurance risk on stop-loss policies of self-insured customers, reinsurance risk on group term life insurance coverage of DAKOTACARE and DAS customers and other insurance risks. In August 2000, the Company organized and purchased a majority interest in Carewest, Inc. (Carewest), a South Dakota corporation. The Articles of Incorporation of DAS and Carewest permit them to engage in the development of Third Party Administration services for health and welfare plans. Carewest has subcontracted with DAS to perform a substantial part of the Third Party Administration activities. Carewest formally dissolved its operations in December 2004 and the results of operations through December 2004 are included in the consolidated financial statements. DIL began the process of formal dissolution, which is expected to be completed approximately December 2006.

PRODUCTS AND MARKETING
The Company markets its products under the trade name of DAKOTACARE. The Company has three reportable segments as defined by Financial Accounting Standards Board (FASB) Statement No. 131. The segments' products include health care products (HMO), managed care and claims administration services for self-insured employer groups (TPA) and the reinsurance segment, which provides excess medical stop loss coverage to the self insured employer groups. A detailed analysis of the various segments, including information regarding revenues from external customers, income or loss, and total assets, is contained in Note 12, segment information, to the Company's Consolidated Financial Statements. The Company markets its products through an exclusive network of independent insurance agents throughout South Dakota.

The Company markets its products to employer groups with a minimum of two covered employees and its customers range in size from employers of this size to its largest customer with over 12,500 employees. As of January 1, 2005, DAKOTACARE and its subsidiaries provided health care services to approximately 107,700 individuals, which also includes medical coverage enrollment and ancillary product enrollment for both the HMO and TPA segments.

Approximately 15% of the state's population and approximately 24% of DAKOTACARE's target market of approximately 460,000 is served by DAKOTACARE and its subsidiaries, which does not include Medicare and Medicaid populations, federal employee groups, the individual policy market, and other potential populations. The Company's HMO enrollment for medical coverage, which was approximately 37,000 at the end of 2003, decreased to approximately 30,000 by the end of 2004 and also for January 1, 2005. Commencing in 1993, the Company began its TPA business. January 1, 2005, the company had enrolled for medical coverage approximately 56,200 enrollees, bringing the total individuals served by the Company and its' subsidiaries medical coverage to approximately 86,200. The Company's HMO client disenrollment rate is lower than the industry rate as a whole. The ancillary product enrollment for the HMO and TPA segments covered approximately 21,500 members as of January 1, 2005, bringing the total health care services enrollment to approximately 107,700.
All underwriting and pricing decisions are made by the DAKOTACARE underwriting department based on underwriting policy and guidelines established by senior management. DAKOTACARE's underwriters evaluate the prior loss history, the inherent risk characteristics, and the demographic makeup of the applicants where appropriate.

The Company's policy is to reinsure that portion of risk in excess of $200,000, $175,000, and $125,000 in 2004, 2003, and 2002, respectively, of covered hospital inpatient expenses of any enrollee per contract year. The covered expenses are subject to a coinsurance provision which ranged from 50% to 90% based on average daily amounts specified in the plan. They are also subject to a $2,000,000 lifetime maximum benefit per enrollee. The Company would be liable for any obligations that the reinsuring company is unable to meet under the reinsurance agreement. The reinsurance agreement also provides for enrollee benefits to be paid in the event the Company should cease operations or become insolvent, and a conversion privilege for all enrollees in the event of plan insolvency and for any enrollee that moves out of the service area of the Company.

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

COMPETITION
The managed health care industry evolved primarily as a result of health care buyers' concerns over rising health care costs. The industry's goal is to infuse greater cost effectiveness and accountability into the health care system through the development of different managed care products, while increasing the accessibility and quality of health care services. The managed health care industry has become increasingly competitive in many markets. As managed care (HMO and Preferred Provider Organization, among others) penetration of the health care market increases, the Company expects that marketing to large employer groups will become more difficult and competition for smaller employer groups will intensify. In addition, more employers may choose to self-insure their health care risk and seek benefit administration and managed care services from third parties to assist them in controlling and reporting health care costs. In such an environment, the Company believes that having a broad line of health care programs and products available will be important in being selected by employers to manage their health care programs. The Company's health care products compete for group membership with traditional health insurance plans, Blue Cross/Blue Shield plans, other HMOs, and third party administrators who provide services to self-insured employers. The ability to increase the number of individuals covered by the Company's services or to increase premiums can be affected by the level of competition in any particular area. The Company believes that the principal competitive factors affecting the Company include price, the level and quality of service provided, provider network capabilities, and marketplace reputation.

REGULATIONS
The Company's HMO segment is regulated and operates under a license issued by the Division. DAS is also registered as a third party administrator in South Dakota and several other states. The Company has also received certification from the South Dakota Department of Labor as a workers' compensation managed care plan. South Dakota statutes require the filing of periodic financial reports and maintenance of restricted deposits in an amount of not less than the greater of fifty percent of unearned premiums of the Company on its outstanding policies or $200,000. The Company is required to obtain approval from the Division for the Company's benefits contracts and premium rates, licensing of its agents, and other items. The Company is also subject to periodic examination of its financial affairs and market conduct. The Company is also subject to Risk Based Capital (RBC) requirements promulgated by the National Association of Insurance Commissioners (NAIC). The RBC standards establish uniform minimum capital requirements for insurance companies. The RBC formula applies various weighting factors to financial balances or various levels of activities based on the perceived degree of risk. The Company exceeded both the Regulatory Action Level RBC and the Company Action Level RBC at each of December 31, 2004 and 2003, for which no further action is required by the Division of Insurance.

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

The following table sets forth, by type of investment, the percentage of the total investment portfolio, excluding cash and cash equivalents and contracts with life insurance companies, represented by each type of investment as of December 31:
                                                       2004              2003
                                                       ----              ----
 Certificates of deposit                               30.4%             24.8%
 Obligations of state and political subdivisions       40.8              54.5
 Obligations of U.S. Treasury, government
   agencies and corporations                           14.3               6.8
 Corporate bonds                                       14.5              13.9
                                                      -----             -----

                                                      100.0%            100.0%
                                                      =====             =====

The Company's investment portfolio, excluding cash and cash equivalents and contracts with life insurance companies, totaled 7,231,237 and $6,039,329 as of December 31, 2004 and 2003, respectively. Cash and cash equivalents totaling $17,819,826 and $14,518,442 at December 31, 2004 and 2003, respectively, are invested substantially in interest bearing accounts.

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

ERISA
The provision of services to or through certain types of employee health benefit plans is subject to the Employee Retirement Income Security Act of 1974 (ERISA). ERISA is a complex set of laws and regulations that are subject to periodic interpretation by the United States Department of Labor. ERISA places certain controls on how DAKOTACARE may do business with employers covered by ERISA, particularly employers who maintain self-funded plans. The Department of Labor is engaged in an ongoing ERISA enforcement program, which may result in additional constraints on how ERISA governed benefit plans conduct their activities. There have been legislative attempts to limit ERISA's preemptive effect on state laws. If such limitations were to be enacted, they might increase DAKOTACARE's administrative costs and its liability exposure under state law-based suits relating to employee health benefits offered by DAKOTACARE's health plans.
                                                           6

EMPLOYEES
As of December 31, 2004, the Company employed 123 persons on a full-time basis. None of these employees are covered by a collective bargaining agreement, and the Company believes its employee relations are good.

ITEM 2. PROPERTIES

The Company leases office space for its HMO and TPA segments in Sioux Falls, SD, from the South Dakota State Medical Association (Association). See ITEM 13.

The Company obtained approval from the Division and agreed to lend approximately $3,500,000 to the Association for the purpose of allowing the Association to purchase the land and building that will house the main office of the Company, the Association, and the South Dakota Foundation for Medical Care. The loan will be secured by a real estate mortgage with repayment over 22.5 years at a rate of 4.5% annual interest. As of December 31, 2004, no amounts had been advanced to the Association. Prior to the occupancy of the building, the Company will negotiate lease terms with the Association.

The Company owns an office building in Webster, South Dakota, which is used for its HMO and TPA segments. The Company leases office space for the TPA segment in Rapid City, South Dakota.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's stockholders in the fourth quarter of 2004.

                                     PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK PRICES
There is no active trading market for any class of stock of the Company and no class of stock is listed on an exchange or on the over-the-counter market.
A limited number of exchanges of shares of Class C Non-Voting Common Stock have occurred directly between interested buyers and sellers. The Company does not regularly receive price information on these transactions. The Amended and Restated Articles of Incorporation of the Company currently restrict the ownership of shares as follows: (i) the ownership of the Company's Class A Voting Preferred Stock is restricted to medical or osteopathic physicians who have executed participating agreements with the Company and may not be issued to or held by any hospital, (ii) the ownership of the Company's Class B Voting Preferred Stock is restricted to the South Dakota State Medical Association, and (iii) the ownership of the Company's Class C Non-Voting Common Stock is restricted to (a) medical or osteopathic physicians who have executed participating physician agreements with the Company, (b) a trust or self-directed individual retirement account controlled by such physicians, (c) professional corporations, partnerships, or other entities domiciled in the state of South Dakota, and in which a participating physician is a shareholder, partner, or employee in the practice of medicine, (d) management employees or agents of the Company, the South Dakota State Medical Association, the South Dakota Foundation for Medical Care, or (e) a spouse or child of a shareholder of the Company, if such shares were first held by one of the persons or entities entitled to own Class C common stock. In addition, the Class C non-voting common stock may not be issued or transferred to any hospital or to any natural person or entity who is not a resident or domiciliary of the state of South Dakota.
                                                        7
SHARES ELIGIBLE FOR FUTURE SALE
The Company's Class A Voting Preferred Stock is nontransferable and ownership of the Company's Class B Voting Preferred Stock is restricted to the South Dakota State Medical Association. Approximately 97,300 shares of the Company's Class C Non-Voting stock are currently owned by the officers and directors of the Company. The Company believes that all of the remaining Class C shares are eligible for resale under Rule 144(k) of the Securities Act of 1933, as amended, subject to the ownership restrictions contained in the Company's Amended and Restated Articles of Incorporation.

HOLDERS
As of March 18, 2005, there were 1,523 holders of record of Class A Voting Preferred Stock, 1 holder of Class B Voting Preferred Stock, and 694 holders of record of Class C Non-Voting Common Stock. There are no options or warrants outstanding.

DIVIDENDS
The holders of the Class A Voting Preferred Stock and the Class B Voting Preferred Stock are not entitled to dividends. The Company is not required to pay annual cumulative dividends to the holders of its Class C Non-Voting Common Stock. The Board of Directors, at its discretion, can elect to pay dividends in any amount subject to availability of funds and regulatory requirements. As long as the Company exceeds required regulatory capital as required by the Division, there are no dividend restrictions. Regulatory capital as required by the Division at December 31, 2004 and 2003 was $200,000 on a statutory basis of accounting, which the Company significantly exceeded. No dividends were paid in 2004 or 2003 and none were declared during 2004.

STOCK REPURCHASE PLAN
As a service to the Company's stockholders to facilitate liquidity for Class C Non-Voting Common Stock (Common Stock) in the event of death, disability, or retirement of a shareholder, the Company's Board of Directors adopted a Stock Repurchase Program (Program) which was implemented in February 1998. Participation in the Program is voluntary. No shareholder is required to sell his or her shares of Common Stock under the Program nor is the Company required to purchase any Common Stock under the Program. No shares were acquired in 2004 or 2003 for the treasury under the Program. The value per share is computed using guidelines established in 1995 by an investment organization, and updated using audited consolidated financial statements. These calculations are tested for accuracy and consistency by an independent accounting firm. The purchase and sale of Common Stock under the Program is subject to repurchase conditions as described in the Program.

UNREGISTERED SALES OF SECURITIES
Ownership of the Company's Class A Voting Preferred Stock is restricted to medical or osteopathic physicians who have executed participating physician agreements with the Company. Class A Voting Preferred Stock is nontransferable and holders of these shares do not receive dividends. Each such physician is issued one share of Class A Voting Preferred Stock upon execution of his or her participation agreement and the payment of $10. Upon the termination of a physician's participation agreement, his or her share of Class A Voting Preferred Stock is canceled. During 2004, the Company issued a net increase of 99 shares of Class A Voting Preferred Stock to physicians who entered into participation agreements with the Company. To the extent that the registration provisions of the Securities Act of 1933, as amended, were applicable to these transactions, the Company relied on the exemption from registration contained in Section 4(2) of that act.

ISSUER PURCHASES OF EQUITY SECURITIES
The Company did not repurchase any shares of any class of its equity securities during the fourth quarter of 2004.


                                                        8


ITEM 6. SELECTED FINANCIAL DATA

The following information for the Company is as of and for the years ended December 31, 2004, 2003, 2002, 2001, and 2000(dollars in thousands, except per share data):

                                                     Years Ended December 31,
                                            -------------------------------------------
                                              2004     2003     2002     2001     2000
                                            -------  -------  -------  ------   -------
Income Statement Data:
  Net premiums                              $80,871  $87,307  $76,547  $57,993  $43,574
  Third party administration fees             5,446    5,753    5,034    4,075    3,372
  Investment income                             429      354      450      688      767
  Total revenues                             88,105   94,945   83,612   63,898   48,424
  Net claims incurred                        62,075   79,676   72,125   51,615   35,151
  Other operating expenses                   15,725   14,387   13,687   13,620   10,395
  Income (loss) before income taxes
         and minority interest               10,305      882   (2,200)  (1,337)   2,878
  Net income (loss)                           7,535      992   (2,669)    (718)   1,954
                                            =======  =======  =======  =======  =======
Earnings (loss) per common share            $  5.52  $  0.73  $ (1.95) $ (0.52) $  1.38
                                            =======  =======  =======  =======  =======
Dividends per common share                  $  0.00  $  0.00  $  0.00  $  0.05  $  0.05
                                            =======  =======  =======  =======  =======
Balance Sheet Data:
  Invested assets and cash                  $25,157  $20,653  $17,009  $15,273  $13,576
  Total assets                               29,511   25,639   20,698   19,358   17,704
  Reported and unreported
         claims payable                       9,651   12,854    9,906    8,238    5,831
  Contingency reserves payable                5,305    6,081    5,191    3,847    2,875
  Total liabilities                          19,026   22,688   18,737   14,736   11,796
  Stockholders' equity                       10,485    2,951    1,961    4,622    5,908

Earnings (loss) per common share was calculated by dividing net income
(loss) by the weighted average number of Class C common shares outstanding during each period as follows: 2004 1,365,604; 2003 1,365,604; 2002 1,365,604;
2001 1,379,258; 2000 1,412,869.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The following operating information are presented for DAKOTACARE's operation as a HMO only and do not include the operations of its subsidiaries for the years ended December 31, 2004, 2003, 2002, and 2001. The HMO results indicated below are reported separately since it is the main component within the consolidated statements. The results indicated in the following tables are not indicative of future operating results.

The combined ratio, which reflects underwriting results but not investment and ancillary income, is a traditional measure of the underwriting performance of a HMO. A combined ratio of less than 100% indicates underwriting profitability while a combined ratio in excess of 100% indicates an underwriting loss.

                                                 Years Ended December 31,
                                               -----------------------------
                                                2004    2003    2002    2001
                                                ----    ----    ----    ----
   Loss ratio                                   76.6%   90.6%   94.3%   89.4%
   Expense ratio                                12.3    10.0    10.7    15.0
                                               -----   -----    ----    ----
     Combined ratio                             88.9%  100.6%  105.0%  104.4%
                                               =====   ======  ======  ======

                                                                   9
The loss ratio is computed by dividing the net claims expense into net premium revenue. The Company's results of operations will be affected by the changes in the loss ratio. The loss ratio may vary from period to period depending principally on claims experience. The expense ratio is computed by taking the sum of the remaining operating expenses of the HMO divided by net premium revenue.

The net decrease in the loss ratio was due to a greater increase in revenues on a per member basis than the increase in claims volume and cost per claim on a per member basis. The expense ratio decreased due to the large increase in premiums and the ability to maintain the actual costs of the administrative expenses at a relatively constant amount. See Comparison of Years
December 31, 2004 and December 31, 2003 and Comparison of Years
December 31, 2003 and December 31, 2002.

OFF-BALANCE SHEET ARRANGEMENTS
The Company does not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS
The Company does not have any contractual obligations, except for operation lease obligations, which are described in Note 10 in the Company's Notes to Consolidated Financial Statements.


REPORTED AND UNREPORTED CLAIMS PAYABLE

Activity in the liability for reported and unreported claims payable is summarized as follows:

                                                            Years Ended December 31,
                                                     -----------------------------------
                                                      2004     2003     2002      2001
                                                     ------   ------    ------    ------
                                                            (dollars in thousands)

Balance at January 1                                $12,854  $ 9,906    $8,238    $5,831
                                                    -------   ------    ------    ------

Incurred related to:
 Current year                                        63,531   81,052    73,888    51,684
 Prior years                                         (1,456)     748      (188)      (69)
 Contingency reserve written off                         --   (2,124)   (1,575)       --
                                                    -------   ------    ------    ------
Total incurred                                       62,075   79,676    72,125    51,615
                                                    -------   ------    ------    ------

Paid related to:
 Current year                                        53,879   65,894    62,332    43,493
 Prior years                                         11,399   10,718     8,157     5,748
                                                    -------    -----    ------    ------

Total paid                                           65,278   76,612    70,489    49,241
                                                    -------   ------    ------    ------

Less reinsurance recoverables at January 1               --     (116)      (84)      (51)
Plus reinsurance recoverables at December 31             --       --       116        84
                                                    -------   ------    ------    ------

Balance at December 31                              $ 9,651  $12,854    $9,906    $8,238
                                                    =======   ======    ======    ======

The difference between the reserves reported in the accompanying tables, which are presented in accordance with U.S. generally accepted accounting principles
(GAAP), and the statutory reserves reported to state regulatory authorities was insignificant for all periods presented.
                                                            10

The following table presents the development of DAKOTACARE's consolidated balance sheet reserves for reported and unreported claims payable from 1995 through 2004. The top line of the table shows the reserves at the balance sheet date for each of the indicated periods. This represents the original estimate of reported and unreported claims payable established in the respective year. The Company is not required to pay claims if they are submitted over one year past the date of service. The Company also has paid over 99% of the covered claims received within one year after service. Since there would be minimal impact on discounting claims reserves, the Company does not follow the practice of discounting claims reserves.

                                                           As of December 31,
                           -------------------------------------------------------------------
                           2004    2003   2002   2001   2000   1999   1998   1997   1996   1995
                           ----    ----   ----   ----   ----   ----   ----   ----   ----   ----
                                                         (dollars in thousands)
Reported and unreported
  claims payable        $ 9,651 $12,854 $9,906 $8,238 $5,831 $4,667 $4,410 $4,164 $3,188 $2,710
         Paid (cumulative) as of:
         End of Year                 --     --     --     --     --     --     --     --     --
         One Year Later          11,582 10,682  8,094  5,782  4,222  5,321  4,581  3,927  2,793
         Two Years Later             -- 10,521  8,130  5,768  4,191  4,891  4,581  3,927  2,793
         Three Years Later           --     --  8,108  5,768  4,185  4,880  4,581  3,927  2,793
         Four Years Later            --     --     --  5,768  4,185  4,856  4,603  3,927  2,793
         Five Years Later            --     --     --     --  4,185  4,856  4,603  3,927  2,793
         Six Years Later             --     --     --     --     --  4,856  4,603  3,927  2,793
         Seven Years Later           --     --     --     --     --     --  4,603  3,927  2,793
         Eight Years Later           --     --     --     --     --     --     --  3,927  2,793
         Nine Years Later            --     --     --     --     --     --     --     --  2,793
Liability reestimated as of:
         End of Year      9,651  12,854  9,906  8,238  5,831  4,667  4,410  4,164  3,188  2,710
         One Year Later          11,517 10,618  8,094  5,782  4,222  5,321  4,581  3,927  2,793
         Two Years Later             -- 10,521  8,130  5,768  4,191  4,891  4,581  3,927  2,793
         Three Years Later           --     --  8,108  5,768  4,185  4,880  4,581  3,927  2,793
         Four Years Later            --     --     --  5,768  4,185  4,856  4,603  3,927  2,793
         Five Years Later            --     --     --     --  4,185  4,856  4,603  3,927  2,793
         Six Years Later             --     --     --     --     --  4,856  4,603  3,927  2,793
         Seven Years Later           --     --     --     --     --     --  4,603  3,927  2,793
         Eight Years Later           --     --     --     --     --     --     --  3,927  2,793
         Nine Years Later            --     --     --     --     --     --     --     --  2,793
                          -----   -----  -----  -----  -----  -----  -----  -----  -----  -----

Redundancy (Deficiency)   $  -- $ 1,377 $ (615)$  130 $   63 $  482 $ (446)$ (439)$ (739)$ (83)
                          =====   =====  =====  =====  =====  =====  =====  =====  =====  =====

The Company is continually taking steps to improve its estimation of reserves for reported and unreported claims payable. This includes, among other things, improved underwriting standards, which stabilize the Company's assumptions of risks, leading to a more predictable estimate of reported and unreported claims payable. Additional approaches have also been developed to estimate claims payable. The Company believes its reserves at December 31, 2004, are adequate.

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

Management used all the relevant facts available to them at the time to make the best judgments about accounting estimates. Estimates significant to the financial statements include the amount recorded for contingency reserves, the liabilities for reported and unreported claims payable, and the valuation allowance recorded on deferred taxes.
                                                                  11
Following is management's description of the process utilized in forming particularly sensitive accounting estimates. The Company is not contractually obligated to pay out contingency reserves withheld, but has historically elected to pay out a majority of amounts withheld. Typically, two years lapse from the date the contingency reserves are withheld to the date that the corresponding amounts are paid to the participating physicians. The recorded liability at December 31, 2004 is equal to actual amounts withheld for the years ended December 31, 2004 and 2003. In 2004, the Company paid $3,020,127 of withheld contingency reserves from 2002, which was approved by the Division of Insurance. During 2003 and 2002, the Company's Board of Directors, with approval from the Division of Insurance, voted to write off $2,123,755 and $1,575,224, respectively, of contingency reserves withheld in 2001 and 2000, respectively, which reduced claims expense in 2003 and 2002 and was accounted for as a change in accounting estimate. This change had the effect of increasing income for 2003 by $1,401,678, or $1.03 per common share, net of income taxes and had the effect of decreasing the net loss for 2002 by $1,039,648, or $0.75 per common share, net of income taxes.

The liabilities for reported and unreported claims payable have been estimated by utilizing statistical information developed from historical data, current enrollment, health service utilization statistics and other related information. In addition, the Company uses the services of an independent actuary in the determination of its year-end liabilities.

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the year ended December 31, 2004, the Company recorded a reduction to the valuation allowance of $692,200 on the deferred tax assets recorded on the consolidated financial statements to increase the total of deferred tax assets to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income.

Although management believes that it uses the best information available to determine the above estimates, unforeseen market or other conditions could result in adjustments and net earnings being significantly affected if circumstances differ substantially from the assumptions used in making the final estimate determinations.




RESULTS OF OPERATIONS

GENERAL
The following results of operations include the operations of DAKOTACARE and its subsidiaries for the years ended December 31, 2004, 2003, and 2002.

COMPARISON OF YEARS DECEMBER 31, 2004 AND DECEMBER 31, 2003

GENERAL
The Company's net income increased $6,542,692 to $7,534,664 for the year ended December 31, 2004, as compared to net income of $991,972 for the year ended December 31, 2003. This increase was primarily due to a decrease in net claims expense of $17,601,093 and an increase in investment income of $75,339. These were partially offset by a decrease in net premium revenues of $6,435,836, a decrease of third party administration fees of $306,995, a decrease in other income of $171,652, an increase in administrative expenses of $1,338,587, and an increase in income taxes of $2,874,529.

                                                                     12
REVENUES
Total revenues decreased $6,839,144, or 7.2%, for the year ended December 31, 2004, as compared to December 31, 2003. Revenues from net premiums generated by the HMO decreased $6,309,568. This decrease is attributable to a 19.3% decrease in the number of enrollee months, but was partially offset by a 14.8% increase in the net premium earned per enrollee for the year ended
December 31, 2004, as compared to December 31, 2003. Revenues from the third party administration fees decreased by $306,995 due to decreased enrollees and pharmacy rebates per enrollee, but was partially offset by increased fees per enrollee and stop-loss commissions. Investment income increased $75,339 due primarily to an increase in the amount of invested assets during the year, but was partially offset by the decreased average rates earned on invested assets. Other income decreased $171,652, primarily as a result of the decreased enrollments overall.

OPERATING EXPENSES
Total operating expenses decreased $16,262,506, or 17.3%, for the year ended December 31, 2004, as compared to December 31, 2003. The change was due Primarily to a decrease in claims incurred, commission expense and state insurance taxes. These decreases were partially offset by increases in personnel, professional fees, advertising and other general and administrative expenses.

Net claims expense decreased by $17,601,093, or 22.1%, for the year ended December 31, 2004, as compared to December 31, 2003. The average claims paid per enrollee decreased by 2.9% while the number of enrollee months decreased by 19.3%. The Company contracts with an actuary to review the cost of claims related to each coverage type and accordingly determine the prices to charge for each coverage type for the next year. In the Fall of 2004, due to the decrease in utilization, an effort to relax rate increases for new business was implemented in underwriting. The Company's goal is to continue to keep pace with inflation, but to increase emphasis on retaining currently profitable business and obtaining new profitable business. Modest rate increases were seen for January 1, 2005, with a small increase in enrollment for the HMO. For the short term, there has been an immediate and positive effect on enrollment
and pricing.    Commissions and state insurance taxes decreased due to the decreased net premiums and the decreased third party administration fees as the costs are directly related. Personnel expenses increased $1,277,885, or 20.4%, in 2004 as compared to 2003. This was due primarily to the year end bonus paid employees and the related accruals of payroll taxes and retirement contributions. The total effect of this year end transaction approximated $1,175,000. Annual pay raises of about 5% were adjusted for employees in June, but these increases were somewhat offset by the decrease in personnel when compared to the prior year. Professional fees increased $41,041, or 5.0% due to additional costs of consulting and accounting fees needed due to increased regulatory rules. Advertising costs increased $86,909, or 19.0% for the year ended December 31, 2004 as compared to December 31, 2003. In 2003, about $40,000 of the advertising spent was reimbursed from our pharmacy agreement to co-op our advertising, which did not occur in 2004. The remaining difference was a budgeted amount to increase from 2003 and try to increase our exposure publicly through advertising. Other general and administrative expenses increased $217,252, or 24.0% for the year ended December 31, 2004 as compared to December 31, 2003. Most of the increase was attributable to the increase in insurance expense, which continues to increase for all types of coverages. The remainder of the increase was mostly an increase due to additional donations made during 2004.

INCOME TAXES
Income tax expense should represent approximately 35% of income before income taxes and minority interest, but due to the change in the valuation allowance recorded against deferred income tax assets in 2004, the Company recorded an income tax provision of $2,771,700, which represented 26.9% of income before tax and minority interest. The valuation allowance recorded against deferred income taxes stems from limiting recorded deferred tax assets to amounts that management believes will be ultimately realized. See Note 8 of the Notes to Consolidated Financial Statements.
                                                                    13
COMPARISON OF YEARS DECEMBER 31, 2003 AND DECEMBER 31, 2002

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

REVENUES
Total revenues increased $11,332,881, or 13.6%, for the year ended December 31, 2003, as compared to December 31, 2002. Revenues from net premiums generated by the HMO increased $10,760,080. This increase is attributable to a 18.3% increase in the net premium earned per enrollee and was offset by a 4.5% decrease in the number of enrollee months for the year ended December 31, 2003, as compared to December 31, 2002. Revenues from the third party administration fees increased by $718,992 due to increased fees per enrollee, stop-loss commissions and pharmacy rebates. Investment income decreased $96,144 due primarily to decreased average rates earned on invested assets, but was somewhat offset by the increase in the amount of invested assets during the year.

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

Net claims expense increased by $7,551,484, or 10.5%, for the year ended December 31, 2003, as compared to December 31, 2002. The average claims paid per enrollee increased by 13.7% while the number of enrollee months decreased by 4.5%. The Company contracts with an actuary to review the cost of claims related to each coverage type and accordingly determine the prices to charge for each coverage type for the next year.  In the Fall of 2003, the
Company received approval from the Division to implement updated rates. These new rates went into effect beginning January 2004 for new groups and groups renewing their coverage. As groups renew their coverage throughout the year, the new rates will be implemented at that time for those groups. The effect of these rate increases is anticipated to increase premiums by approximately
20% on a per member basis.  The trends for each quarter of 2003, indicated
that the premiums earned on a per member basis increased faster than the costs of claims on a per member basis. Premiums earned per member increased approximately 18% from the prior year, while claims expense per member increased approximately 14% from the prior year. Since a large number of renewals occur as a January 1 renewal date, the biggest increase in per member premiums are generally seen in the first quarter. Claims expense will generally increase throughout the year and thus the latter quarters will reflect larger claims
loss percentages than the earlier quarters.   Personnel expenses increased
$446,828, or 7.7%, in 2003 as compared to 2002. This was due primarily to annual compensation adjustments and an increase in staffing needs due to increased workload generated by the volume and other requirements. Commissions and state insurance taxes increased due to the increased net premiums and the increased third party administration fees as the costs are directly related. Other general and administrative expenses increased $109,317, or 13.7% for the year ended December 31, 2003 as compared to December 31, 2002. Most of the increase was attributable to the increase in insurance expense, which continues to increase for all types of coverages. Office expense decreased $94,762, or 9.6%, largely due to decreased postage and supplies costs resulting from decreased membership. Advertising decreased $77,266, or 14.5%, due to the sharing of advertising expense with a vendor, which was in the past fully paid by the Company alone.
                                                                      14
INCOME TAXES
Income tax expense should represent approximately 35% of income before income taxes and minority interest, but due to the change in the valuation allowance recorded against deferred income tax assets in 2003, the Company recorded an income tax benefit of $102,829. The valuation allowance recorded against deferred income taxes stems from limiting recorded deferred tax assets to amounts that management believes will be ultimately realized. See Note 8 of the Notes to Consolidated Financial Statements.


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

Net cash provided by operating activities increased by $835,311 to $4,491,812 for the year ended December 31, 2004, as compared to 2003. Net cash provided by operating activities increased from the prior year primarily due to increases in net income, a decrease in receivables, and an increase in unearned premiums and administration fees since December 31, 2003. Items reducing the cash provided by operating activities when compared to the prior year are a decrease in reported and unreported claims payable, a decrease in contingency reserves, a decrease in accounts payable and accrued expenses, an increase in deferred income taxes and an increase in prepaid expenses and other assets.

Other uses of cash and cash equivalents were for the purchase of securities held to maturity and certificates of deposit, and the purchase of property and equipment. This was somewhat offset by the maturities of securities held to maturity and certificates of deposit. The Company has invested cash not currently needed in operations into intermediate-term bonds, consisting primarily of municipal bonds, U.S. government securities and corporate bonds.

At December 31, 2004, the Company had certificates of deposit of $1,600,000 on deposit with the Division to meet the deposit requirements of state insurance laws.

The Company is not contractually obligated to pay out contingency reserves withheld but has historically elected (subject to Division approval) to pay out a majority of amounts withheld. In 2004, the Company paid $3,020,127 of withheld contingency reserves from 2002, which was approved by the Division of Insurance. In 2003, the Company did not pay any previously withheld amounts and wrote off a portion of the contingency reserve liability. The amount that was written off was $2,123,755, which was withheld for claims incurred in 2001. This amount was expensed as claims at the time they were incurred and was treated as a reduction in claims expense in 2003 when they were written off. Typically, two years lapse from the date the contingency reserves are withheld to the date which the corresponding amounts are paid to the participating physicians or written off. Currently, the reserves withheld from claims with a date of service in 2004 and 2003 are the amounts remaining within the contingent reserve payable.

The Company believes that cash flows generated by operations, withholding of contingency reserves, cash on hand, and short-term investment balances will be sufficient to fund operations, and pay out projected contingency reserves payable.




                                                               15


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


INDUSTRY TRENDS

In recent years, there has been a trend by employer groups to switch to plans with higher employee cost-sharing levels in order to maintain lower premiums. As a provider of cost effective managed care plans for medium and small employers, the Company believes it is delivering products and services that address current health care reform issues. The Company will continue to evaluate its business strategy as necessary to maximize its ability to adapt to the changing health care marketplace.



RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued certain Statements of Financial Accounting Standards, which have required effective dates occurring after the Company's December 31, 2004 year end. The Company's financial statements are not expected to be materially affected by those accounting pronouncements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any material market risk as defined by Item 305 of Regulation S-K. The Company has market risk with its cash and investments, but due to the conservative nature of the invested assets, management feels that market risk is limited.





















                                                           16



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               CONSOLIDATED FINANCIAL STATEMENTS TABLE OF CONTENTS

                                                             Page
                                                             ----
Report of Independent Registered Public Accounting Firm      F-1

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, L. Paul Jensen, Senior Vice President and Chief Operating Officer, Kirk Zimmer, and Vice President Finance and Chief Financial Officer, Bruce E. Hanson, have reviewed the Company's disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based upon this review, these officers believe that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

There have been no significant changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There were no Form 8K reports filed during the Fourth Quarter of 2004.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                               Age      Positions
- ----                             ---      ---------
Stephan D. Schroeder                54      President and Director

James A. Engelbrecht, M.D.          57      Secretary, Treasurer and Director

John Sternquist, M.D.               56      Vice President and Director

Thomas L. Krafka, M.D.              59      Director

John E. Rittmann, M.D.              67      Director

James R. Reynolds, M.D.             61      Director

Vance M. Thompson, M.D.             45      Director

Thomas L. Luzier, M.D.              57      Director

Bob L. Sutton                       36      Director

R. Van Johnson                      60      Director
                                                                   17
L. Paul Jensen                      56      Chief Executive Officer

Kirk J. Zimmer                      44      Senior Vice President and Chief
                                              Operating Officer

William O. Rossing, M.D.            70      Vice President, Medical Director

Sharon K. Duncan                    57      Vice President, System Operations

Dean M. Krogman                     55      Vice President, External Operations

Barbara A. Smith                    43      Vice President, Medical Services

Thomas N. Nicholson                 45      Vice President, Sales and Marketing

Bruce E. Hanson                     41      Vice President Finance and Chief
                                              Financial Officer

Brian E. Meyer                      42      Vice President, Information Systems

Scott L. Jamison                    47      Vice President, Provider Relations

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

Dr. Rittmann became a director of the Company in June 1997. He is a member of the South Dakota State Medical Association and has been engaged in practice as a family practitioner in Watertown, South Dakota, since 1973.

Dr. Reynolds became a director of the Company in September 1999. He is a member of the South Dakota State Medical Association and has been engaged in practice of cardiac surgery, thoracic surgery, and vascular surgery in Sioux Falls, South Dakota since 1975.

Dr. Thompson became a director of the Company in June 2003. He is a member of the South Dakota State Medical Association and has been engaged in the practice of ophthalmology in Sioux Falls, South Dakota, since 1991.

Dr. Luzier became a director of the Company in June 2004. He is a member of the South Dakota State Medical Association and has been engaged in the practice of Allergy/Immunology in Aberdeen, South Dakota, since 1986.

Mr. Sutton became a director of the Company in September 1999. He is the Executive Vice President of the South Dakota Bankers Association, a position he took in 1998, and previously, Mr. Sutton was the Executive Director of the South Dakota Petroleum Council, from 1995 to 1998.

Mr. Johnson became a director of the Company in September 1999. He is a Lobbyist and was the Executive Vice President of the South Dakota Automobile Dealers Association, and the Executive Director of the South Dakota Trucking Association until 2000.
                                                         18
Mr. Jensen became the Company's Chief Executive Officer in August 1999. He has also served as the Chief Executive Officer of the South Dakota State Medical Association since 1999. Previously, Mr. Jensen served as Chief Executive Officer of the South Dakota Foundation for Medical Care from 1996 to 1999.

Mr. Zimmer joined the Company in May 1988 and became the Company's Senior Vice President in January 1990 and the Chief Operating Officer in 2003. Mr. Zimmer had been a Vice President since November 1988. Mr. Zimmer had been previously employed, since 1982, with McGladrey & Pullen, LLP, a national certified public accountant firm and was a general services manager from 1986 to 1988.

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

Mr. Krogman joined the Company in May 1993 and became the Company's Vice President of External Operations in July 1994. Mr. Krogman also serves in this capacity for the South Dakota State Medical Association. Mr. Krogman has been a Contract lobbyist since 1989 and was a broker/owner of Borchardt/Krogman and Associates, a real estate company, until 1993.

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

Mr. Hanson joined the Company in December 1996 as the Chief Financial Officer and became the Vice President of Finance in March 1997. Mr. Hanson had been in private practice as a certified public accountant since 1991, and previously had been employed, since 1985, with Charles Bailly & Co., a regional certified public accountant firm.

Mr. Meyer joined the Company in July 1997 as the Vice President of Information Systems. Mr. Meyer had been previously employed since 1985 with Berkley Information Services and was Vice President of Systems Development since 1990.

Mr. Jamison joined the Company in May 2000 as the Vice President of Provider Relations. Mr. Jamison had been previously employed by a clinic in Sioux Falls, South Dakota as the clinic manager.

Pursuant to the Company's Amended and Restated Bylaws, the Board of Directors consists of ten directors who are elected for three-year terms expiring at each successive annual meeting of shareholders. Currently, no director may serve more than three consecutive terms. No position is currently vacant. The terms of Dr James Reynolds, Mr. Bob Sutton and Mr. Van Johnson expire at the 2005 Annual Meeting of Shareholders; the terms of Dr. James Engelbrecht, and Dr. John Sternquist and Dr. Vance Thompson expire at the 2006 Annual Meeting of the Shareholders; the terms of Dr. John Rittman, Dr. Thomas Luzier, Dr. Thomas Krafka and Dr. Stephan Schroeder expire at the 2007 Annual Meeting of the Shareholders. The Officers of the Board of Directors are elected for one-year terms and expire at the conclusion of the annual meeting of shareholders.

The Amended and Restated Bylaws currently require that eight of the directors be holders of Class A Voting Preferred Stock of the Company and two of the directors be consumers. The Amended and Restate Articles of Incorporation restrict ownership of Class A Voting Preferred Stock to medical or osteopathic physicians who have executed Participating Physician Agreements with the Company. To assure equal eligibility and opportunity throughout the state of South Dakota and avoid domination of the Board of Directors by any geographic area or areas, the number of physician directors from any one District Medical Society of the South Dakota State Medical Association cannot exceed two. The consumer directors may be from any geographic location which is served by South Dakota State Medical Holding Company and their residence does not affect the geographic restriction for physician directors. The consumer directors are currently Mr. Bob Sutton and Mr. Van Johnson. The officers of the Company are appointed by the Board of Directors and hold office until their successors are chosen and qualified.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during the year ended December 31, 2004, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were timely complied with.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The audit committee of the Company's Board of Directors consists of Dr. Engelbrecht, Dr. Schroeder and Mr. Sutton since June 2004. The Board of Directors has not yet determined that any of those persons is an audit committee financial expert, as that term is defined. The Company's efforts to find a qualified financial expert willing to commit their time for the Board of Directors, has proven unsuccessful to this point. Efforts will continue in the future.


CODE OF ETHICS

The Company has not adopted a Code of Ethics that applies to our principle executive officer and principle financial officers. The Company is in the process of formulating a code of ethics, but is not complete and approved by the Board of Directors at this time.


ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held in June 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 18, 2005, regarding the beneficial ownership of securities of the Company by (i) each person or group who is known by the Company to be the beneficial owner of more than 5% of the outstanding voting securities, (ii) all directors of the Company, (iii) each of the executive officers of the Company to be named in the Summary Compensation Table to be included in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held in June 2005, and (iv) all directors and executive officers of the Company as a group. The Company believes that the beneficial owners of the securities listed below, based on information furnished by such owners, have sole voting and investment power (or shares such powers with his or her spouse), subject to the terms of the respective classes of securities of the Company and the information contained in the notes to the table.

                                                   Amount & Nature
 Title                Name and Address of           of Beneficial    Percent
of Class               Beneficial Owner               Ownership      of Class
----------------------------------------------------------------------------
Class B Preferred     South Dakota State                1,800          100%
                      Medical Association(1)
                      1323 South Minnesota Avenue
                      Sioux Falls, SD 57105

Class A Preferred     Lloyd Solberg, M.D.                   1          .07%
Class C Common        P. O. Box 5054                  135,330         9.91%
                      Sioux Falls, SD 57117-5054

Class A Preferred     Thomas L. Krafka, M.D.                1          .07%
Class C Common                                         16,640         1.22%

Class A Preferred     John C. Sternquist, M.D.              1          .07%
Class C Common                                            560          .04%

Class A Preferred     Thomas L. Luzier                      1          .07%
Class C Common                                          1,960          .14%

Class A Common        Stephan D. Schroeder                  1          .07%
Class C Common                                          1,920          .14%

Class A Preferred     James Engelbrecht, M.D.               1          .07%
Class C Common                                          1,160          .08%

Class A Preferred     John Rittmann, M.D.                   1          .07%
Class C Common                                          8,340          .61%

Class A Preferred     James Reynolds, M.D.                  1          .07%
Class C Common                                         50,440         3.69%

Class A Preferred     Vance Thompson, M.D.                  1          .07%
Class C Common                                          1,000          .07%

Class C Common        Bob Sutton                           --           --

Class C Common        Van Johnson                          --           --

Class C Common        L. Paul Jensen(2)                 5,760          .42%
                      1323 South Minnesota Avenue
                      Sioux Falls, SD 57105

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (cont.)
                                                   Amount & Nature
 Title                Name and Address of           of Beneficial    Percent
of Class               Beneficial Owner               Ownership      of Class
----------------------------------------------------------------------------
Class C Common        William Rossing, M.D.             8,720          .64%

Class C Common        Kirk J. Zimmer                      800          .06%

Class C Common        Thomas Nicholson                     --           --

Class A Preferred     All Directors and Executive           8          .53%
                      Officers as a Group
Class C Common        (14 people)                      97,300         7.13%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 1, 2002, the Company entered into a lease of office space with the South Dakota State Medical Association, which requires minimum monthly rentals of $18,982. The agreement was renewed and payments are being made on a month to month basis. On January 1, 2001, Carewest entered into a three year lease which required minimum monthly rentals of $1,500. This lease was renewed on January 1, 2004 and required monthly payments of $1,500 ending
December 31, 2004. The Company also has entered into other short-term lease agreements for which the total rental commitment at December 31, 2004 was not significant. Total rental payments for the years ended December 31, 2004, 2003 and 2002 were $253,662, $254,562 and $252,087, respectively.

The Company obtained approval from the Division and agreed to lend approximately $3,500,000 to the Association for the purpose of allowing the Association to purchase the land and building that will house the main office of the Company, the Association, and the South Dakota Foundation for Medical Care. The loan will be secured by a real estate mortgage with repayment over 22.5 years at a rate of 4.5% annual interest. As of December 31, 2004, no amounts had been advanced to the Association. Prior to the occupancy of the building, the Company will negotiate lease terms with the Association.

The Company provides group health insurance coverage for employees of the Association. Total premium income from the affiliate for each of the years ended December 31, 2004, 2003 and 2002 was $114,898, $108,750 and $85,005,
respectively.

L. Paul Jensen received salaries and retirement contributions totaling $108,080, $104,074, and 99,280, respectively, from the Association for the years ended 2004, 2003 and 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
During the period covering the years ended December 31, 2004 and 2003, McGladrey & Pullen, LLP and RSM McGladrey, Inc. performed the following professional services:
                                                      2004           2003
                                                    -------        -------
Audit Fees (1)                                      $73,000        $65,500
Audit-related Fees (2)                                  300          1,200
Tax Fees (3)                                         11,000          5,500
All other fees (4)                                    5,000          1,200

 (1)Audit fees consist of fees for the audit of the Company's annual consolidated financial statements and statutory financial statements, review of unaudited financial statements included in the Company's quarterly reports on Form 10-Q and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.
(2)Audit-Related Fees consist of fees for various accounting consultations.
(3)Tax Fees consist of fees for tax consultation and tax compliance services for the Company and its subsidiaries.
(4)All other fees for 2004 consist of fees related to an agreed upon procdures engagement performed for the Company. All other fees for 2003 consist of fees for consultations related to financing alternatives for the Company.


The Audit Committee's current practice on pre-approval of services performed by the independent registered public accounting firm is to approve annually all audit services and, on a case-by-case basis or in accordance with a pre-established approval limit, all permitted non-audit services to be provided by the independent auditors during the calendar year. The Audit Committee reviews each nonaudit service to be provided and assesses the impact of the service on the auditor's independence in accordance with the Audit Committee's pre-approval policies. In addition, the Audit Committee may pre-approve other non-audit services during the year on a case-by-case basis. All services performed by the independent auditors for 2004 were pre-approved in accordance with the Audit Committee's pre-approval policies.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:


FINANCIAL STATEMENTS                                        Page
                                                            ----

Report of Independent Registered Public Accounting Firm F-1 Consolidated Financial Statements
     Balance Sheets                                         F-2
     Statements of Operations                               F-4
     Statements of Stockholders' Equity                     F-5
     Statements of Cash Flows                               F-6
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


                                                          24
SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED


By /s/L. Paul Jensen                        Dated   03/30/2005
   ----------------------------------             --------------------
     L. Paul Jensen
     Chief Executive Officer
     (Principal Executive Officer)


By /s/Kirk J. Zimmer                        Dated   03/30/2005
   ----------------------------------             --------------------
     Kirk J. Zimmer
     Senior Vice President and Chief Operating Officer
     (Principal Financial Officer)


By /s/Bruce E. Hanson                       Dated   03/30/2005
   ----------------------------------             --------------------
     Bruce E. Hanson
     Vice President Finance and Chief Financial Officer
     (Principal Financial Officer)


By /s/ Stephan D. Schroeder                 Dated   03/30/2005
   ----------------------------------             --------------------
     Stephan D. Schroeder, M.D.
     President and Director


By /s/James Engelbrecht                     Dated   03/30/2005
   ----------------------------------             --------------------
     James Engelbrecht, M.D.
     Secretary/Treasurer and Director


By /s/ John Sternquist                      Dated   03/30/2005
   ----------------------------------             --------------------
     John Sternquist, M.D.
     Vice President and Director


By /s/Thomas L. Luzier, M.D.                Dated   03/30/2005
   ----------------------------------             --------------------
     Thomas L. Luzier, M.D.
     Director


By /s/Thomas L. Krafka                      Dated   03/30/2005
   ----------------------------------             --------------------
     Thomas L. Krafka, M.D.
     Director




                                                      25



By /s/James R. Reynolds                     Dated   03/30/2005
   ----------------------------------             --------------------
     James R. Reynolds, M.D.
     Director



By /s/John Rittmann                         Dated   03/30/2005
   ----------------------------------             --------------------
     John Rittmann, M.D.
     Director


By /s/Vance Thompson                        Dated   03/30/2005
   ----------------------------------             --------------------
     Vance Thompson, M.D.
     Director


By /s/ Bob Sutton                           Dated   03/30/2005
   ----------------------------------             --------------------
     Bob Sutton
     Director


By /s/Van Johnson                           Dated   03/30/2005
   ----------------------------------             --------------------
     Van Johnson
     Director





























                                                        26







Report of Independent Registered Public Accounting Firm


To the Board of Directors
South Dakota State Medical Holding Company, Incorporated d/b/a DAKOTACARE
Sioux Falls, South Dakota

We have audited the accompanying consolidated balance sheets of South Dakota State Medical Holding Company, Incorporated d/b/a DAKOTACARE and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of South Dakota State Medical Holding Company, Incorporated d/b/a DAKOTACARE and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.


Sioux Falls, South Dakota
February 22, 2005






















South Dakota State Medical Holding Company, Incorporated d/b/a DAKOTACARE
Consolidated Balance Sheets
December 31, 2004 and 2003

Assets                                                 2004             2003
--------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents (Note 1)               $17,819,826      $14,518,442
  Investment in securities held to maturity
   (Note 5)                                            408,803          409,138
  Certificates of deposit                            1,600,000        1,400,000
  Receivables (Note 3)                               1,395,187        2,490,688
  Prepaid expenses and other assets                    175,000           75,500
  Deferred income taxes (Note 8)                     1,291,600          344,200
                                                   ----------------------------
    Total current assets                            22,690,416       19,237,968
                                                   ----------------------------




Long-Term Investments
  Investment in securities held to maturity
   (Note 5)                                          4,468,534        3,981,591
  Investment in securities available for sale
   (Note 5)                                            153,900          148,600
  Certificates of deposit                              600,000          100,000
  Contracts with life insurance companies              106,175           96,668
                                                   ----------------------------
                                                     5,328,609        4,326,859
                                                   ----------------------------




Property and Equipment, at cost,
  net of accumulated depreciation                      470,699          581,353
                                                   ----------------------------




Deferred Income Taxes (Note 8)                       1,021,400        1,492,500
                                                   ----------------------------
                                                   $29,511,124      $25,638,680
                                                   ============================

See Notes to Consolidated Financial Statements.











Liabilities and Stockholders' Equity                   2004             2003
-------------------------------------------------------------------------------

Current Liabilities
  Reported and unreported claims payable (Note 7)  $ 9,651,340      $12,854,487
  Unearned premiums and administration fees          2,780,976        2,275,579
  Accounts payable and accrued expenses              1,288,828        1,477,274
  Contingency reserves payable (Note 6)              2,891,167                -
                                                   ----------------------------
     Total current liabilities                      16,612,311       16,607,340
                                                   ----------------------------
Contingency Reserves Payable (Note 6)                2,413,523        6,080,812
                                                   ----------------------------

Commitments and Contingencies (Notes 4, 10 and 13)

Stockholders' Equity (Note 9)
  Class A preferred, voting, no par value, $10
    stated value, 2,500 shares authorized;
    1,523 and 1,424 shares issued and outstanding
    at December 31, 2004 and 2003; liquidation
    preference of outstanding shares of $15,230
    and $14,240 at December 31, 2004 and 2003,
    respectively                                        15,230           14,240
  Class B preferred, voting, no par value,
    $1 stated value, 2,500 shares authorized;
    1,800 shares issued and outstanding; liquidation
    preference of outstanding shares of $1,800           1,800            1,800
  Class C common, nonvoting, $.01 par value,
    10,000,000 shares authorized; issued
    1,505,760 shares                                    15,058           15,058
  Additional paid-in capital                         3,749,342        3,749,342
  Retained earnings                                  8,031,148          496,484
  Accumulated other comprehensive income                 1,891            2,783
  Less cost of Class C common treasury stock,
    140,156 shares                                  (1,329,179)      (1,329,179)
                                                   ----------------------------
                                                    10,485,290        2,950,528
                                                   ----------------------------
                                                   $29,511,124      $25,638,680
                                                   ============================







South Dakota State Medical Holding Company, Incorporated d/b/a DAKOTACARE

Consolidated Statements of Operations
Years Ended December 31, 2004, 2003 and 2002

                                            2004          2003          2002
Revenues:
  Premiums                              $81,495,819   $88,015,822   $77,438,834
  Less premiums ceded for reinsurance      (625,065)     (709,232)     (892,324)
                                        ---------------------------------------
                                         80,870,754    87,306,590    76,546,510
  Third party administration fees         5,445,667     5,752,662     5,033,670
  Investment income                         429,318       353,979       450,123
  Other income                            1,359,671     1,531,323     1,581,370
                                        ---------------------------------------
Total revenues                           88,105,410    94,944,554    83,611,673
                                        ---------------------------------------

Operating expenses:
  Claims incurred                        62,551,339    80,052,316    72,512,508
  Less reinsurance recoveries              (476,305)     (376,189)     (387,865)
                                        ---------------------------------------
                                         62,075,034    79,676,127    72,124,643
  Personnel expenses                      7,529,268     6,251,383     5,804,555
  Commissions                             3,007,016     3,195,769     2,911,295
  Professional fees expenses                867,003       825,962       858,814
  Office expenses                           903,317       887,645       982,407
  Occupancy expenses                        782,521       778,948       802,962
  State insurance taxes                     969,877     1,084,869       997,159
  Advertising expenses                      543,946       457,037       534,303
  Other general and administrative
    expenses                              1,122,304       905,052       795,735
                                        ---------------------------------------
        Total operating expenses         77,800,286    94,062,792    85,811,873
                                        ---------------------------------------
        Income (loss) before income
          taxes and minority interest    10,305,124       881,762    (2,200,200)
Income taxes (benefit) (Note 8)           2,771,700      (102,829)      494,201
                                        ---------------------------------------
        Income (loss) before minority
          interest                        7,533,424       984,591    (2,694,401)
Minority interest in loss of subsidiary       1,240         7,381        25,494
                                        ---------------------------------------
        Net income (loss)               $ 7,534,664       991,972   $(2,668,907)
                                        =======================================

Earnings (loss) per common share        $      5.52   $      0.73   $     (1.95)

See Notes to Consolidated Financial Statements.








South Dakota State Medical Holding Company, Incorporated d/b/a DAKOTACARE

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2004, 2003 and 2002

                                                               Class A            Class B
                                             Comprehensive     Preferred          Preferred
                                              Income(Loss)       Stock            Stock
- ---------------------------------------------------------------------------------------

Balance, December 31, 2001                                     $ 12,600           $ 1,300
   Issuance of Class A preferred stock                            1,060                 -
   Redemption of Class A preferred stock                           (160)                -
   Comprehensive (loss):
      Net (loss)                             $(2,668,907)             -                 -
      Net change in unrealized gain/loss
        on securities available for sale           6,653              -                 -
                                              -----------
      Comprehensive (loss)                   $(2,662,254)
                                              -------------------------------------------
Balance, December 31, 2002                                       13,500             1,300
   Issuance of Class A preferred stock                            1,170                 -
   Redemption of Class A preferred stock                           (430)                -
   Issuance of Class B preferred stock                                -               500
   Comprehensive income:
      Net income                             $   991,972              -                 -
      Net change in unrealized gain/loss
        on securities available for sale          (3,246)             -                 -
                                              -----------
      Comprehensive income                   $   988,726
                                              -------------------------------------------
Balance, December 31, 2003                                       14,240             1,800
   Issuance of Class A preferred stock                            1,010                 -
   Redemption of Class A preferred stock                            (20)                -
   Comprehensive income:
      Net income                             $ 7,534,664              -                 -
      Net change in unrealized gain/loss
        on securities available for sale            (892)             -                 -
                                              -----------
      Comprehensive income                   $ 7,533,772
                                             --------------------------------------------
Balance, December 31, 2004                                       15,230             1,800
                                            =============================================












                                                     Accumulated
               Class C    Additional     Retained       Other
                Common     Paid-In       Earnings   Comprehensive  Treasury
                Stock      Capital       (Deficit)     Income        Stock        Total
------------------------------------------------------------------------------------------

              $  15,058  $3,749,342    $ 2,173,419  $    (624)  $(1,329,179)  $ 4,621,916
                      -           -              -          -             -         1,060
                      -           -              -          -             -          (160)

                      -           -     (2,668,907)         -             -    (2,668,907)

                      -           -              -      6,653             -         6,653


------------------------------------------------------------------------------------------
                 15,058   3,749,342       (495,488)     6,029    (1,329,179)    1,960,562
                      -           -              -          -             -         1,170
                      -           -              -          -             -          (430)
                      -           -              -          -             -           500

                      -           -        991,972          -             -       991,972

                      -           -              -     (3,246)            -        (3,246)

------------------------------------------------------------------------------------------
                 15,058   3,749,342        496,484      2,783    (1,329,179)    2,950,528

                      -           -              -          -             -         1,010
                      -           -              -          -             -           (20)

                      -           -      7,534,664          -             -     7,534,664

                      -           -              -       (892)            -          (892)

------------------------------------------------------------------------------------------
              $  15,058  $3,749,342    $ 8,031,148  $   1,891   $(1,329,179)  $10,485,290
==========================================================================================












                                                     F-5 (cont)













South Dakota State Medical Holding Company, Incorporated d/b/a DAKOTACARE

Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002

                                                     2004            2003            2002
--------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income (loss)                              $ 7,534,664     $   991,972     $(2,668,907)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation                                     204,285         256,233         296,044
    Minority interest in (loss) of
      subsidiaries                                    (1,240)         (7,381)        (25,494)
    Amortization of discounts and premiums
      on investments, net                           (106,608)       (127,083)       (143,617)
    Loss on disposal of equipment                      3,328           1,771           6,439
    (Increase) decrease in receivables             1,095,501        (445,597)       (500,104)
    (Increase) decrease in prepaid expenses
      and other assets                               (99,500)        (25,502)         85,543
    (Increase) decrease in deferred income taxes    (476,300)       (945,300)        755,600
    Increase (decrease) in reported and
      unreported claims payable                   (3,203,147)      2,948,104       1,668,022
    Increase (decrease) in unearned premiums
      administration fees                            505,397         (40,166)      1,139,874
    Increase (decrease) in accounts payable and
      accrued expenses                              (188,446)        159,196        (141,185)
    Increase (decrease) in contingency
      reserves payable                              (776,122)        890,254       1,343,847
                                                 -------------------------------------------
      Net cash provided by operating activities    4,491,812       3,656,501       1,816,062
                                                 -------------------------------------------

Cash Flows From Investing Activities
  Available for sale securities:
    Purchased                                        (6,192)          (5,346)         (6,647)
  Held to maturity securities:
    Purchased                                      (800,000)               -        (957,863)
    Matured or called                               420,000          462,000       1,350,000
  Proceeds from maturities of certificates
    of deposit                                    1,500,000        1,400,000       1,400,000
  Purchases of certificates of deposit           (2,200,000)      (1,400,000)     (1,500,000)
  (Increase) in contracts with life
    insurance companies                             (10,000)          (2,643)         (1,195)
  Proceeds from the sale of property
    and equipment                                     5,812                -             200
  Purchase of property and equipment               (102,771)        (136,736)       (248,432)
                                                 -------------------------------------------
      Net cash provided by (used in)
       investing activities                      (1,193,151)         317,275          36,063
                                                 -------------------------------------------

See Notes to Consolidated Financial Statements.






                                                                     F-6





                                                     2004            2003            2002
---------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Proceeds from issuance of capital stock        $     1,010     $     1,670     $     1,060
  Redemption of capital stock                            (20)           (430)           (160)
  Increase in minority investment
    in subsidiary                                      1,733             212          16,402
                                                 --------------------------------------------
      Net cash provided by financing activities        2,723           1,452          17,302
                                                 --------------------------------------------
      Increase in cash and cash equivalents        3,301,384       3,975,228       1,869,427

Cash and Cash Equivalents
  Beginning                                       14,518,442      10,543,214       8,673,787
                                                 --------------------------------------------
  Ending                                         $17,819,826     $14,518,442     $10,543,214
                                                 ============================================

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Income taxes, net of (refunds)               $ 3,520,000     $   (95,629)    $   (81,799)

Supplemental Disclosures of Noncash Investing
  and Financing Activities
    Change in unrealized gain/loss
      on securities available for sale           $      (892)    $    (3,246)    $     6,653



















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

A summary of the Company's significant accounting policies follows:

Principles of consolidation: The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, DAKOTACARE Administrative Services, Incorporated (DAS), and DAKOTACARE Insurance, LTD. (DIL), and its majority owned subsidiary, Carewest, Inc. (Carewest). DAS and Carewest are third party administrators of health care plans for independent employer companies. DIL's primary activity is in providing reinsurance quota share excess medical stop loss coverage to DAS' self funded customers. All intercompany balances and transactions have been eliminated in consolidation. Carewest was formally dissolved in December 2004, but the activity from operations through December 2004 is included in the consolidated financial statements. Most of the self-funded customers of Carewest transferred to DAS. The Company has also submitted its request to the South Dakota Department of Commerce and Regulation, Division of Insurance (Division of Insurance) to dissolve DIL. The Division of Insurance approved the Company's request on November 18, 2004. DIL is therefore not renewing customer policies upon their expiration. Typically, the claim run out time from each policy is approximately 18 months, with the actual date of DIL's dissolution dependent on the actual run out of claims from the policies.

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

Cash and cash equivalents (continued): The Company has reverse repurchase agreements in place with two banks, which totaled approximately $12,700,000 at December 31, 2004. In accordance with the terms of the reverse repurchase agreements, the Company does not take possession of the related securities. The Company's agreements also contain provisions to ensure that the market value of the underlying assets remain sufficient to protect the Company in the event of default by the banks by requiring that the underlying securities have a total market value of at least 100% of the banks' total obligations under the agreements.

At December 31, 2004, approximately $5,500,000 of reverse repurchase agreements were held with First Premier Bank, which had a weighted average maturity of December 2014 and approximately $7,200,000 of reverse repurchase agreements were held with The First National Bank in Sioux Falls, which had a weighted average maturity of March 2011.

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
                                               2004                2003
                                           -------------------------------
Furniture, equipment and automobiles       $ 2,611,488         $ 2,604,350
Building and building improvements              53,370              53,370
Other                                          198,656             141,728
                                           -------------------------------
                                             2,863,514           2,799,448
Less accumulated depreciation                2,392,815           2,218,095
                                           -------------------------------
                                           $   470,699         $   581,353
                                           ===============================
Reported and unreported claims payable: The coverage offered by the Company is on an occurrence basis which provides for payment of claims which occur during the period of coverage regardless of when the claims are reported. Reported and unreported claims payable consist of actual claims reported to be paid and estimates of health care services rendered but not reported and to be paid. The liabilities for reported and unreported claims payable have been estimated by utilizing statistical information developed from historical data, current enrollment, health service utilization statistics and other related information. In addition, the Company uses the services of an independent actuary in the determination of its year end liabilities. The accruals are continually monitored and reviewed and as adjustments to the estimated liabilities become necessary, such adjustments are reflected in current operations.

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

Earnings (loss) per common share: Earnings (loss) per common share was calculated by dividing net income (loss) by the weighted average number of Class C common shares outstanding during each period. The weighted average number of Class C common shares outstanding was 1,365,604 in 2004, 2003 and 2002. All references to earnings (loss) per share in the consolidated financial statements are to basic earnings (loss) per share, as the Company has no potentially issuable common stock.

Recent accounting pronouncements: The Financial Accounting Standards Board has issued certain Statements of Financial Accounting Standards, which have required effective dates occurring after the Company's December 31, 2004 year end. The Company's financial statements are not expected to be materially affected by those accounting pronouncements.
                                               F-10
SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
Note 2.  Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents and certificates of deposit: The carrying amount approximates fair value because of the relative short maturity of those instruments.

Investments: Fair values for the Company's investment securities are based on quoted market prices. At December 31, 2004, the carrying amount and fair value of the Company's investment securities was $5,031,237 and $5,220,524, respectively. At December 31, 2003, the carrying amount and fair value of the Company's investment securities was $4,539,329 and $4,833,358, respectively.

Accrued interest receivable: The carrying amount approximates fair value due to the nature of the balances recorded.

Note 3.	Receivables
Receivables consist of the following as of December 31, 2004 and 2003:


                                               2004                2003
                                           -------------------------------
Drug manufacturer chargebacks              $   540,446         $   662,376
Third party administrator receivables           86,567             461,780
Funds withheld by ceding insurer               311,034             409,250
Coordination of benefits recoverable            18,000             192,000
Subrogation, net of recovery expenses          155,000             160,000
Commissions                                     69,374             159,264
Premiums                                        40,843              70,598
Interest                                        62,194              45,834
Other                                          111,729             329,586
                                           -------------------------------
                                             1,395,187           2,490,688
Less allowance for doubtful accounts                 -                   -
                                           -------------------------------
                                           $ 1,395,187         $ 2,490,688
                                           ===============================

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
Note 4.  Reinsurance

The Company's policy is to reinsure that portion of risk in excess $200,000, $175,000 and $125,000 in 2004, 2003 and 2002, respectively, of covered hospital inpatient expenses of any enrollee per contract year, subject to a coinsurance provision which ranged from 50% to 90% based on average daily amounts specified in the plan, and a $2,000,000 lifetime maximum benefit per enrollee. The Company would be liable for any obligations that the reinsuring company is unable to meet under the reinsurance agreement.

This reinsurance agreement also provides for enrollee benefits to be paid in the event the Company should cease operations or become insolvent, and a conversion privilege for all enrollees in the event of plan insolvency and for any enrollee that moves out of the service area of the Company.

Note 5.	Investment Securities
Investment securities at December 31, 2004 are as follows:

                                                         Gross         Gross
                                        Amortized      Unrealized   Unrealized       Fair
                                           Cost          Gains       (Losses)        Value
                                       -----------------------------------------------------
Debt securities held to maturity:
  Obligations of U.S. treasury and
    government agencies                $1,036,567      $   16,848   $  (9,770)    $1,043,645
  Obligations of state and political
    Subdivisions                        2,948,127         100,554           -      3,048,681
  Corporate bonds                         892,643          82,505        (850)       974,298
                                       -----------------------------------------------------
                                       $4,877,337      $  199,907   $ (10,620)    $5,066,624
                                       =====================================================

Equity securities available for sale:
  Bond mutual fund                     $  152,009      $    1,891   $       -     $  153,900
                                       =====================================================

All gross unrealized losses are less than 12 months in accordance with Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Management does not believe any individual unrealized loss as of December 31, 2004 represents an other-than-temporary impairment. The unrealized losses reported for U.S. treasury and government agencies relate to securities issued by FNMA and FHLMC. These losses are primarily attributable to changes in interest rates and as a group were less than 2% of its respective amortized cost basis. The Company has the ability to hold the securities to maturity for the time necessary to recover the amortized cost.

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

                                                   December 31, 2004
                                            ------------------------------
                                              Amortized
                                                 Cost           Fair Value
                                             -----------------------------
Due in one year                              $  408,803         $  416,816
Due after one year through five years         1,768,677          1,900,491
Due after five years through ten years        1,624,852          1,672,264
Due after ten years                           1,075,005          1,077,053
                                             -----------------------------
                                             $4,877,337         $5,066,624
                                             =============================

Investment securities at December 31, 2003 are as follows:

                                                         Gross         Gross
                                        Amortized      Unrealized   Unrealized       Fair
                                           Cost          Gains       (Losses)        Value
                                       -----------------------------------------------------
Debt securities held to maturity:
  Obligations of U.S. treasury and
    government agencies                $  408,991      $   39,833   $       -     $  448,824
  Obligations of state and political
    Subdivisions                        3,291,048         148,238           -      3,439,286
  Corporate bonds                         690,690         105,958           -        796,648
                                       -----------------------------------------------------
                                       $4,390,729      $  294,029   $       -     $4,684,758
                                       =====================================================

Equity securities available for sale:
  Bond mutual fund                     $  145,817      $    2,783   $       -     $  148,600
                                       =====================================================

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
Note 5.  Investment Securities (continued)

The components of other comprehensive income (loss) - net change in unrealized gain (loss) on securities available for sale are as follows:

                                                 Years Ended December 31,
                                           2004            2003            2002
                                        ---------------------------------------
Unrealized holding gain (loss) arising
  during the period                     $  (892)        $(3,246)        $ 6,653
Add reclassification adjustment for net
  losses realized in net income               -               -               -
                                        ---------------------------------------
     Net change in unrealized gain/loss
     before income taxes                   (892)         (3,246)          6,653
Income taxes                                  -               -               -
                                        ---------------------------------------
     Other comprehensive income - net
     change in unrealized gain/loss on
     securities available for sale      $  (892)        $(3,246)        $ 6,653
                                        =======================================

There were no sales of debt or equity securities during each of the three years in the period ended December 31, 2004, and accordingly, no reclassification adjustments on investment securities for those years.

As of December 31, 2004 and 2003, the Company had certificates of deposit of $1,600,000 and $1,300,000, respectively, on deposit with the Division of Insurance, to meet the deposit requirement of state insurance laws

Note 6.  Contingency Reserves Payable

The Company's agreements with participating physicians provide that up to 20% of fees for services provided, as submitted to the Company, may be withheld to provide a contingency reserve that may be used to fund operations or meet other financial requirements of the Company. The percentage withheld for the years 2002 through 2004 was 15%. The amounts withheld may be paid to the participating physicians at the discretion of the Board of Directors of the Company, although the Company is not contractually obligated to pay out amounts withheld. Management estimates the expected amount of contingency reserves to be paid to participating physicians and records a liability based upon factors such as cash flow needs, net income, and accumulations of amounts withheld. Payments to physicians are made at such times as the Board of Directors and Division of Insurance approve payouts, subject to a written agreement with the Division of Insurance. The recorded liability at December 31, 2004 is equal to actual amounts withheld for the years ended December 31, 2004 and 2003. In 2004, the Company paid $3,020,127 of withheld contingency reserves from 2002, which was approved by the Division of Insurance. During 2003 and 2002, the Company's Board of Directors, with approval from the Division of Insurance, voted to write off $2,123,755 and $1,575,224, respectively, of contingency reserves withheld in 2001 and 2000, respectively, which reduced claims expense in 2003 and 2002 and was accounted for as a change in accounting estimate.
This change had the effect of increasing income for 2003 by $1,401,678, or $1.03 per common share, net of income taxes and had the effect of decreasing the net loss for 2002 by $1,039,648, or $0.75 per common share, net of income taxes.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
Note 7.  Reported and Unreported Claims Payable

Activity in the liability for reported and unreported claims payable is summarized as follows:

                                                 2004            2003            2002
                                             -------------------------------------------
Balance at January 1                         $12,854,487       9,906,383     $ 8,238,361
                                             -------------------------------------------

Incurred related to:
  Current year                                63,530,786      81,051,988      73,887,831
  Prior years                                 (1,455,752)        747,894        (187,964)
  Contingency reserves written off                     -      (2,123,755)     (1,575,224)
                                             -------------------------------------------
Total incurred                                62,075,034      79,676,127      72,124,643
                                             -------------------------------------------

Paid related to:
  Current year                                53,879,446      65,893,965      62,331,756
  Prior years                                 11,398,735      10,717,688       8,157,147
                                             -------------------------------------------
Total paid                                    65,278,181      76,611,653      70,488,903
                                             -------------------------------------------

Less reinsurance recoverables at January 1             -        (116,370)        (84,088)
Plus reinsurance recoverables at December 31           -               -         116,370
                                              ------------------------------------------
Balance at December 31                       $ 9,651,340     $12,854,487     $ 9,906,383
                                             ===========================================

Reserves for incurred claims and claim adjustment expenses attributable to insured events of prior years decreased by $1,455,752 and $187,964 in 2004 and 2002, respectively, and increased by $747,894 in 2003 as a result of reestimation of unpaid claims and claim adjustment expenses and decreased by $2,123,755 in 2003 and $1,575,224 in 2002 as a result of the write off of contingency reserves (Note 6). These changes are generally the result of ongoing analysis of recent loss development trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

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

The net deferred tax assets consist of the following components at December 31:

                                               2004                2003
                                           -------------------------------
Deferred tax assets:
  Contingency reserves payable             $ 1,803,600         $ 2,067,500
  Reported and unreported claims payable        76,300             110,800
  Unearned premiums                            188,500             154,000
  Accrued expenses and other                   224,500             158,100
  Net operating loss carryforwards
    of subsidiaries                            437,600             405,500
                                           -------------------------------
                                             2,730,500           2,895,900
  Less valuation allowance                     322,000           1,014,200
                                           -------------------------------
                                             2,408,500           1,881,700
                                           -------------------------------

Deferred tax liability:
  Property and equipment and other             (95,500)            (45,000)
                                           -------------------------------
                                           $ 2,313,000         $ 1,836,700
                                           ===============================

Reflected on the accompanying balance sheets as follows:

                                               2004                2003
                                           -------------------------------
Current assets                              $ 1,291,600        $   344,200
Noncurrent assets                             1,021,400          1,492,500
                                           -------------------------------
                                            $ 2,313,000        $ 1,836,700
                                            ==============================

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
Note 8.  Income Tax Matters (continued)

During the year ended December 31, 2004, the Company decreased the valuation allowance on the deferred tax assets to increase the deferred tax assets to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

The components of income tax expense as of December 31 are as follows:

                                       2004            2003            2002
                                   -------------------------------------------
Current expense (benefit)          $ 3,248,000     $   842,471     $  (261,399)
Deferred expense (benefit)            (476,300)       (945,300)        755,600
                                   -------------------------------------------
                                   $ 2,771,700     $  (102,829)    $   494,201
                                   ===========================================

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to income before income taxes as a result of the following:

                                                 2004            2003            2002
                                             -------------------------------------------
Computed "expected" tax expense (benefit)    $ 3,606,793     $   308,617     $  (770,070)
Tax exempt interest                              (47,284)        (47,797)        (44,456)
Lobbying                                           6,981           8,107           6,297
Change in valuation allowance for deferred
  tax assets                                    (692,200)       (416,100)      1,273,300
Effect of tax rate brackets and other           (102,590)         44,344          29,130
                                             -------------------------------------------
                                             $ 2,771,700     $  (102,829)    $   494,201
                                             ===========================================


SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
Note 9.  Capital Stock

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

To facilitate liquidity for Class C common stock (Common Stock) in the event of death, disability, or retirement of a shareholder, the Company's Board of Directors has a Stock Repurchase Program (Program). Participation in the Program is voluntary. No shareholder is required to sell his or her shares of Common Stock under the Program nor is the Company required to purchase any Common Stock under the Program. The purchase and sale of Common Stock under the Program is subject to repurchase conditions as described in the Program. The Board of Directors of the Company may, at any time, modify or terminate the Program. The Company may also, at its discretion, offer to repurchase shares of Common Stock outside of the Program in compliance with applicable laws. No shares were acquired during 2004, 2003 or 2002.

Regulatory capital as required by the Division of Insurance at December 31, 2004 and 2003 was $200,000 on a statutory basis of accounting, which the Company significantly exceeded. As long as the Company exceeds required regulatory capital, it is not restricted by the Division of Insurance in the amount of dividends it may pay.

The Company is also subject to risk based capital (RBC) requirements promulgated by the National Association of Insurance Commissioners (NAIC). The RBC standards establish uniform minimum capital requirements for insurance companies. The RBC formula applies various weighting factors to financial balances or various levels of activities based on the perceived degree of risk. As of December 31, 2004, the Company's stockholders' equity exceeded the minimum levels required by the RBC standards.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 10.  Leases and Transactions With Affiliate

On January 1, 2002, the Company entered into a three year lease of office space with the South Dakota State Medical Association, which required minimum monthly rentals of $18,982. The agreement was renewed and payments are being made on a month to month basis. On January 1, 2001, Carewest entered into a three year lease which required minimum monthly rentals of $1,500. This lease was renewed on January 1, 2004 and requires monthly payments of $1,500 ending
December 31, 2004. The Company also has entered into other short-term lease agreements for which the total rental commitment at December 31, 2004 was not significant. Total rental payments for the years ended December 31, 2004, 2003 and 2002 were $253,662, $254,562 and $252,087, respectively.

The Company obtained approval from the Division of Insurance and agreed to lend approximately $3,500,000 to the South Dakota State Medical Association for the purpose of allowing the South Dakota State Medical Association to purchase land and a building that will house the main office of the Company, the South Dakota State Medical Association, and the South Dakota Foundation for Medical Care. The loan will be secured by a real estate mortgage with repayment over 22.5 years at a rate of 4.5% annual interest. As of December 31, 2004, no amounts had been advanced to the South Dakota State Medical Association. Prior to the occupancy of the building, the Company will negotiate lease terms with the South Dakota State Medical Association.

The Company provides group health insurance coverage for employees of the South Dakota State Medical Association. Total premium income from the affiliate for the years ended December 31, 2004, 2003 and 2002 was $114,898, $108,750 and
$85,005, respectively.

Note 11.  Retirement Plan and Compensation

The Company is included in a qualified money-purchase pension plan with the South Dakota State Medical Association and the South Dakota Foundation for Medical Care. This multiple-employer plan covers employees who have attained age 21, and have completed one year of service. Contributions, which are required under the plan, were an amount equal to 11.5% of the participants' compensation for the twelve-month periods ending September 1, 2004, 2003 and 2002. Retirement plan expense for the years ended December 31, 2004, 2003 and 2002 was $569,970, $481,082 and $386,588, respectively.

In connection with employment contracts between the Company and certain officers and others, provision has been made for future compensation which is payable upon the completion of the earlier of 25 years of service to the Company and related organizations or attainment of the age of 65 or any earlier retirement age specified by the Board of Directors by resolution. At December 31, 2004 and 2003, $106,175 and $96,175, respectively, was accrued under these contracts.

During 2004, the Company paid discretionary bonuses to its employees. Such amounts were charged to personnel expenses and were $972,651.

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

The Company evaluates performance and allocates resources based on net income determined under U.S. generally accepted accounting principles. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates payroll costs incurred based on the activities of admitting new enrollees and in adjudicating claims. The HMO segment profit includes the equity in earnings
(loss) of the TPA and reinsurance segments. Intersegment revenues primarily relate to equipment rental charges which are based on the depreciation on the underlying assets.

The Company's reportable segments are derived from the operations of the Company and subsidiaries that offer different products. The reportable segments are managed separately because they provide distinct services.

Year Ended December 31, 2004            HMO            TPA        Reinsurance       Totals
---------------------------------------------------------------------------------------------
Revenues from external customers   $80,960,603    $ 5,900,048     $ 1,315,803     $88,176,454
Intersegment revenues                        -        223,563               -         223,563
Investment income                      415,177          8,331           5,810         429,318
Depreciation expense                    42,741        161,544               -         204,285
Segment profit (loss)                7,534,664        180,453        (110,649)      7,604,468
Equity in net income of subsidiaries    71,044              -               -          71,044
Income taxes                         2,673,200         98,500               -       2,771,700
Segment assets                      29,025,832      2,086,590         578,675      31,691,097

Year Ended December 31, 2003            HMO            TPA        Reinsurance       Totals
---------------------------------------------------------------------------------------------
Revenues from external customers   $87,020,204    $ 6,275,902     $ 1,440,326     $94,736,432
Intersegment revenues                        -        255,014               -         255,014
Investment income                      344,192          5,727           4,060         353,979
Depreciation expense                    63,743        192,490               -         256,233
Segment profit (loss)                  991,972        523,743        (739,246)        776,469
Equity in net (loss) of subsidiaries  (208,122)             -               -        (208,122)
Income taxes (benefit)                (327,429)       224,600               -        (102,829)
Segment assets                      25,010,783      1,861,418       1,035,884      27,908,085

Year Ended December 31, 2002            HMO            TPA        Reinsurance       Totals
---------------------------------------------------------------------------------------------
Revenues from external customers   $77,759,341    $ 5,553,709     $   496,205     $83,809,255
Intersegment revenues                        -        249,288               -         249,288
Investment income                      441,575          6,753           1,795         450,123
Depreciation expense                    83,350        212,694               -         296,044
Segment profit (loss)               (2,668,907)       171,596             492      (2,496,819)
Equity in net income of subsidiaries   197,582              -               -         197,582
Income taxes                           359,201        135,000               -         494,201
Segment assets                      20,199,597      1,510,867         692,004      22,402,468







                                                              F-20





SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
NOTE 12.  SEGMENT INFORMATION (CONTINUED)

                                                      2004        2003           2002
                                                ------------------------------------------
Revenues
Total external revenues for reportable segments $ 88,176,454   $ 94,736,432   $ 83,809,255
Intersegment revenues for reportable segments        223,563        255,014        249,289
Elimination of intersegment revenues                (223,563)      (255,014)      (249,289)
Elimination of net (income) loss of subsidiaries     (71,044)       208,122       (197,582)
                                                ------------------------------------------
    Total consolidated revenues                 $ 88,105,410   $ 94,944,554   $ 83,611,673
                                                ==========================================

Income or Loss
Total income (loss) for reportable segments     $  7,604,468   $    776,469   $ (2,496,819)
Elimination of equity in net (income) loss
  of subsidiaries                                    (71,044)       208,122       (197,582)
Minority interest in loss of subsidiary                1,240          7,381         25,494
                                                ------------------------------------------
    Total consolidated net income (loss)        $  7,534,664   $    991,972   $ (2,668,907)
                                                ==========================================

Assets
Total assets for reportable segments            $ 31,691,097   $ 27,908,085   $ 22,402,468
Minority interest of subsidiary                            -            493              -
Elimination of intercompany receivable              (152,609)      (447,582)      (174,793)
Elimination of investment in subsidiaries         (2,027,364)    (1,822,316)    (1,529,673)
                                                ------------------------------------------
    Total consolidated assets                   $ 29,511,124   $ 25,638,680   $ 20,698,002
                                                ==========================================

Note 13.  Litigation

The Company is involved in legal actions in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, in the opinion of management, there is no legal proceeding pending against or involving the Company for which the outcome is likely to have a material adverse effect upon the consolidated financial position or results of operations of the Company as of and for the year ended December 31, 2004.










                                                                 F-21













SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
D/B/A DAKOTACARE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
Note 14.  Quarterly Financial Information (Unaudited)

Year ended December 31, 2004         1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
------------------------------------------------------------------------------------------
Total revenues                       $22,546,659   $21,882,007   $21,679,568   $21,997,176
Claims incurred, net                  16,572,922    15,548,384    13,846,803    16,106,925
Total operating expenses              20,617,865    19,280,338    17,243,855    20,658,228 (1)
Net income                             1,847,587     1,720,645     2,982,870       983,562

Income per share                     $      1.35  $       1.26  $       2.18  $       0.72

Year ended December 31, 2003         1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
------------------------------------------------------------------------------------------
Total revenues                       $22,687,170   $23,458,037   $24,124,797   $24,674,550
Claims incurred, net                  19,547,393    19,047,765    20,926,031    20,154,938 (2)
Total operating expenses              23,315,642    22,909,365    24,330,614    23,507,171
Net income (loss)                       (524,591)      539,124      (202,030)    1,179,469

Income (loss) per share              $     (0.38)  $      0.39   $     (0.15)  $      0.86
(1) Includes discretionary bonuses paid to officers and employees of approximately $973,000.
(2) Net of the write off of $2,123,755 in 2003 of contingency reserves payable (Notes 6 and 7).






















                                                                 F-22

















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

























































                                                            Exhibit 31.1
CERTIFICATIONS

I, L. Paul Jensen, certify that:
1. I have reviewed this Annual Report on Form 10-K of South Dakota State Medical Holding Company, Incorporated.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


_/s/ L. Paul Jensen______________________________
L. Paul Jensen
Chief Executive Officer

Date:  March 30, 2005


















                                                             Exhibit 31.2
CERTIFICATIONS
I, Kirk J. Zimmer, certify that:
1. I have reviewed this Annual Report on Form 10-K of South Dakota State Medical Holding Company, Incorporated;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


_/s/ Kirk J. Zimmer_____
Kirk J. Zimmer
Senior Vice President and Chief Operating Officer

Date:  March 30, 2005


















                                                         Exhibit 31.3
CERTIFICATIONS
I, Bruce E. Hanson, certify that:
1. I have reviewed this Annual Report on Form 10-K of South Dakota State Medical Holding Company, Incorporated.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


_/s/ Bruce E. Hanson____
Bruce E. Hanson
Vice President Finance and Chief Financial Officer

Date:  March 30, 2005


















                                                        Exhibit 32.1



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of South Dakota State Medical Holding Company, Incorporated, dba DAKOTACARE(the "Company") on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, L. Paul Jensen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



_/s/ L. Paul Jensen_____
Chief Executive Officer

March 30, 2005

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
































                                                        Exhibit 32.2



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of South Dakota State Medical Holding Company, Incorporated, dba DAKOTACARE(the "Company") on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kirk Zimmer, Senior Vice President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



_/s/ Kirk J. Zimmer_____
Senior Vice President and Chief Operating Officer

March 30, 2005

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
































                                                        Exhibit 32.3



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of South Dakota State Medical Holding Company, Incorporated., dba DAKOTACARE(the "Company") on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce Hanson, Vice President Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



_/s/ Bruce E. Hanson____
Vice President Finance and Chief Financial Officer

March 30, 2005

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.