Form 10-Q
period 2005-03-31
SD STATE MEDICAL HOLDING CO INC
filed 2005-05-13
CIK 919176

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                            Outstanding at May 4, 2005
Class C Non-Voting Common Stock                   1,365,604













  SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
                               FORM 10-Q

                                 INDEX

                                                                 Page Number


Part 1.  Financial Information (unaudited)

   Item 1.  Financial Statements

     Consolidated Balance Sheets at
     March 31, 2005 and December 31, 2004                            2

     Consolidated Statements of Operations for the Three
     Months Ended March 31, 2005 and 2004                            3

     Consolidated Statement of Stockholders' Equity
     for the Three Months Ended March 31, 2005                       4

     Consolidated Statements of Cash Flows
     for the Three Months Ended March 31, 2005 and 2004              5

     Condensed Notes to Consolidated Financial Statements          6-8

   Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations               9-12

   Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk                                       12

   Item 4.  Controls and Procedures                                 12

Part II.  Other Information                                         13

   Item 1.  Legal Proceedings                                       13

   Item 2.  Unregistered Sales of Equity Securities and
            Use of Proceeds                                         13

   Item 3.  Defaults Upon Senior Securities                         13

   Item 4.  Submission of Matters to a Vote
            of Security Holders                                     13

   Item 5.  Other Information                                       13

   Item 6.  Exhibits                                                13

   Signatures                                                       13

   Certifications

                       PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements
     SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
                           CONSOLIDATED BALANCE SHEETS

                                                             March 31,    December 31,
             ASSETS                                             2005          2004
                                                            (Unaudited)    (Audited)
--------------------------------------------------------------------------------------
Cash and cash equivalents                                  $ 15,725,445   $ 17,819,826
Investment in securities held to maturity                       684,113        408,803
Certificates of deposit                                       1,500,000      1,600,000
Receivables                                                   1,583,391      1,395,187
Prepaids and other assets                                       275,000        175,000
Deferred income taxes                                         1,334,700      1,291,600
                                                           -------------  -------------
  Total current assets                                       21,102,649     22,690,416
                                                           -------------  -------------
Mortgage loan on real estate with related party               3,482,649             --
Investment in securities held to maturity                     4,010,017      4,468,534
Investment in securities available for sale                     154,100        153,900
Certificates of deposit                                         600,000        600,000
Contracts with life insurance companies and other               109,175        106,175
                                                           -------------  -------------
  Total long-term investments                                 8,355,941      5,328,609
                                                           -------------  -------------
Property and equipment, net of accum. depreciation              504,723        470,699
                                                           -------------  -------------
Deferred income taxes                                           834,356      1,021,400
                                                           -------------  -------------
                                                           $ 30,797,669   $ 29,511,124
                                                           =============  =============
             LIABILITIES
Reported and unreported claims payable                     $  9,646,844   $  9,651,340
Unearned premiums and administration fees                     3,098,033      2,780,976
Accounts payable and accrued expenses                         1,392,046      1,288,828
Contingency reserves payable                                  2,891,167      2,891,167
                                                           -------------  -------------
  Total current liabilities                                  17,028,090     16,612,311
Contingency reserves payable                                  3,057,697      2,413,523
                                                           -------------  -------------
  Total liabilities                                          20,085,787     19,025,834
                                                           -------------  -------------
        STOCKHOLDERS' EQUITY
Class A Voting Preferred Stock, $10 par value, 2,500 shares
  authorized; 1,542 and 1,523 shares issued and outstanding
  at March 31, 2005 and December 31, 2004; liquidation
  preference of outstanding shares of $15,420 and $15,230
  at March 31, 2005 and December 31, 2004, respectively          15,420         15,230
Class B Voting Preferred Stock, $1.00 par value, 2,500 shares authorized; 1,800 shares issued and outstanding;
  liquidation preference of outstanding shares of $1,800          1,800          1,800
Class C Non-Voting Common Stock, $.01 par value, 10,000,000
  shares authorized; 1,505,760 shares issued and outstanding     15,058         15,058
Additional paid-in capital                                    3,749,342      3,749,342
Retained Earnings                                             8,259,066      8,031,148
Accumulated other comprehensive income                              375          1,891
Less cost of Class C Non-Voting Common treasury
  stock, 140,156 shares                                      (1,329,179)    (1,329,179)
                                                           -------------  -------------
                                                             10,711,882     10,485,290
                                                           -------------  -------------
                                                           $ 30,797,669   $ 29,511,124
                                                           =============  =============
See Condensed Notes to Consolidated Financial Statements.
                                                                             2

     SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended
                                                    March 31,
                                                2005          2004
---------------------------------------------------------------------
Revenues:
  Premiums, net of reins. ceded            $ 21,020,225  $ 20,766,562
  Third party administration fees             1,406,485     1,323,914
  Investment income                             161,934        95,159
  Other income                                  377,013       361,024
                                           ------------- -------------
     Total revenues                          22,965,657    22,546,659
                                           ------------- -------------
Operating expenses:
  Claims incurred,
    net of reins. recoveries                 18,426,914    16,572,922
  Personnel expense                           1,643,484     1,570,096
  Commissions                                   803,172       831,684
  Professional fees expense                     247,341       312,037
  Office expense                                266,762       291,263
  Advertising                                    52,856       130,530
  Occupancy expense                             193,807       231,938
  State insurance taxes                         265,997       237,911
  Other general and
    administrative expenses                     580,941       439,484
                                           ------------- -------------
     Total operating expenses                22,481,274    20,617,865
                                           ------------- -------------

Income before income taxes
  and minority interest                         484,383     1,928,794

Income taxes                                    256,465        85,300
                                           ------------- -------------
Income before minority
  interest                                      227,918     1,843,494
Minority interest in loss
  of subsidiary                                      --         4,093
                                           ------------- -------------
     Net income                            $    227,918  $  1,847,587
                                           ============= =============

Earnings per common share                  $       0.17  $       1.35
                                           ============= =============

Comprehensive income                       $    226,402  $  1,848,925
                                           ============= =============
Weighted average number of Class C
  Non-Voting Common Shares outstanding        1,365,604     1,365,604
                                           ============= =============


See Condensed Notes to Consolidated Financial Statements.

     SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2005
                                   (Unaudited)

                                                        Accumulated
                                 Additional                Other
                       Capital   Paid-In      Retained Comprehensive  Treasury
                        Stock    Capital      Earnings     Income       Stock       Total
--------------------------------------------------------------------------------------------
Balance,
December 31, 2004       $32,088  $3,749,342  $ 8,031,148 $    1,891  $(1,329,179) $10,485,290
  Issuance of Class A
    Voting Preferred Stock  190          --           --         --           --          190
  Comprehensive income:
    Net income               --          --      227,918         --           --
    Net change in un-
      realized gain on
      securities avail-
      able for sale          --          --           --     (1,516)          --
    Comprehensive income     --          --           --         --           --      226,402
                        -------- ----------- ------------  --------- ------------ -----------
Balance, March 31, 2005 $32,278  $3,749,342  $ 8,259,066   $    375  $(1,329,179) $10,711,882
                        ======== =========== ============  ========= ============ ===========


See Condensed Notes to Consolidated Financial Statements.
































     SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                                  2005           2004
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $    227,918   $  1,847,587
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                                  47,158         73,424
    Minority interest in (loss) of subsidiary                         --         (4,093)
    Amortization of discounts and premiums on investments, net   (21,793)       (28,538)
    (Increase) decrease in receivables                          (188,204)       319,201
    (Increase) in prepaids and other assets                     (100,000)       (45,000)
    (Increase) decrease in deferred income taxes                 143,944       (606,300)
    (Decrease) in reported and unreported
      claims payable                                              (4,496)    (2,405,801)
    Increase in unearned premiums and administration fees        317,057        570,444
    Increase in accounts payable and
      accrued expenses                                           103,218        336,848
    Increase in contingency reserves payable                     644,174        539,243
                                                            -------------  -------------
Net cash provided by operating activities                   $  1,168,976   $    597,015
                                                            -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available for sale                 $     (1,716)  $     (1,362)
  Held to maturity securities:
    Matured                                                      205,000         45,000
    Purchased                                                         --      (800,000)
  Purchase of investment loan on real estate                  (3,482,649)            --
  Proceeds from maturities of certificates of deposit            400,000        400,000
  Purchase of certificates of deposit                           (300,000)      (900,000)
  (Increase) in contracts with life
    insurance companies                                           (3,000)        (3,000)
  Purchase of property and equipment                             (81,182)        (7,795)
                                                            -------------  -------------
Net cash (used in) investing activities                     $ (3,263,547)   $(1,267,157)
                                                            -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of capital stock                   $        190   $        110
  Increase in minority investment of subsidiary                       --            158
                                                            -------------  -------------
Net cash provided by financing activities                   $        190   $        268
                                                            -------------  -------------
(Decrease) in cash and cash equivalents                     $ (2,094,381)  $   (669,874)
CASH AND CASH EQUIVALENTS
Beginning                                                     17,819,826     14,518,442
                                                            -------------  -------------
Ending                                                      $ 15,725,445   $ 13,848,568
                                                            =============  =============

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Income taxes, net of (refunds)                          $    109,421   $    420,000

Supplemental Disclosures of Noncash Investing
  And Financing Activities
    Increase (decrease) in unrealized gain on
      securities available for sale                         $     (1,516)  $      1,338

See Condensed Notes to Consolidated Financial Statements.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED D/B/A DAKOTACARE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

The consolidated financial statements of South Dakota State Medical Holding Company, Incorporated, d/b/a DAKOTACARE (the "Company"), its wholly-owned subsidiaries, DAKOTACARE Administrative Services, Incorporated ("DAS"), and DAKOTACARE Insurance Ltd. ("DIL"), contained in this report are unaudited but reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial information for the periods presented. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year or any other interim period. This report should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

2.  EARNINGS PER COMMON SHARE

Earnings per common share is calculated by dividing net income by the weighted average number of shares of the Class C Non-Voting Common Stock ("Common Stock") outstanding during the period. All references to earnings per share in the consolidated financial statements are to basic earnings per share, as the Company has no potentially issuable Common Stock.

3.  TREASURY STOCK

As a service to the Company's shareholders to facilitate liquidity for the Common Stock in the event of death, disability, or retirement of a shareholder, the Company's Board of Directors has a Stock Repurchase Program, which was publicly announced on March 4, 1998 (the "Program"). Participation in the Program is voluntary. No shareholder is required to sell his or her shares of Common Stock under the Program nor is the Company required to purchase any Common Stock under the Program. The purchase and sale of Common Stock under the Program is subject to repurchase conditions as described in the Program. The Board of Directors of the Company may, at any time, modify or terminate the Program. The Company may also, at its discretion, offer to repurchase shares of Common Stock outside the Program in compliance with applicable laws. There were no shares repurchased through March 31, 2005 or during the year ended December 31, 2004.

4.  SEGMENT INFORMATION

The Company has three reportable segments: Health Maintenance Organization ("HMO"), Third Party Administration ("TPA") and Reinsurance. The HMO segment consists of the operations of the Company. The Company is a South Dakota licensed HMO engaged in the development of comprehensive health care delivery systems. The TPA segment consists of the operations of DAS, which is the TPA of health care plans for independent employer companies. The reinsurance segment consists of the operations of DIL. DIL's primary activity is in providing reinsurance quota share excess medical stop loss coverage to DAS's self funded customers.

The Company evaluates performance and allocates resources based on net income determined under accounting principles generally accepted in the United States of America. The accounting policies of the reportable segments are the same as those described in Note 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The Company allocates payroll costs incurred based on the activities of admitting new enrollees and in adjudicating claims.

The HMO segment income includes the equity in net income of the TPA and reinsurance segments. Intersegment revenues primarily relate to equipment rental charges which are based on the depreciation of the underlying assets. Segment assets include the investment in subsidiaries.


The Company's reportable segments are derived from the operations of the Company and subsidiaries that offer different products. The reportable segments are managed separately because they provide distinct services.

---------------------------------------------------------------------------------------
For the Three Months Ended March 31, 2005
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 21,394,331  $ 1,527,214  $  102,378    $ 23,023,923
Intersegment revenues                        --       31,609          --          31,609
Segment income                          227,918       52,527       5,739         286,184
Segment assets                       29,978,637    2,768,208     571,630      33,318,475

The total segment income is more than the consolidated net income by $58,266 because the equity in net income of subsidiaries has not been eliminated from the individual segment amounts.

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


5.  COMPREHENSIVE INCOME
Comprehensive income was $226,402 and $1,848,925 for the three months ended March 31, 2005 and 2004, respectively. The difference between comprehensive income and net income presented in the Consolidated Statements of Operations is attributed solely to the change in unrealized gains and losses on securities available for sale during the periods presented.

6.  MORTGAGE LOAN ON REAL ESTATE
The Company lent $3,482,649 to the South Dakota State Medical Association for the purpose of allowing the South Dakota State Medical Association to purchase land and a building that will house the main office of the Company, the South Dakota State Medical Association, and the South Dakota Foundation for Medical Care. The loan is secured by a real estate mortgage with repayment over 22.5 years at a rate of 4.5% annual interest. Prior to the occupancy of the building, the Company will negotiate lease terms with the South Dakota State Medical Association. The mortgage is carried at the unpaid balance plus unamortized loan origination fees, if any.





7.  OTHER EVENTS
On April 7, 2005, the Board of Directors of the Company approved a going private transaction in which the Company will (i) effect a 1-1000 reverse stock split of its Class C Non-Voting Common Stock, and (ii) redeem all of the issued and outstanding shares of its Class A Voting Preferred Stock. Completion of the reverse stock split of the Common Stock and the redemption of the Class A Stock will result in the Company having less than 300 holders of each of its Class C Non-Voting Common Stock and Class A Voting Preferred Stock, enabling it to elect to terminate the registration of its Class C Non-Voting Common Stock and Class A Voting Preferred Stock pursuant to the Securities Exchange Act of 1934.

Under the terms of the proposed reverse stock split, holders of Class C Non-Voting Common Stock will receive one whole share of Class C Non-Voting Common Stock for each 1,000 shares of Class C Non-Voting Common Stock held immediately prior to the effective time of the reverse stock split. In lieu of issuing fractional shares following the reverse stock split, holders of Common Stock that would otherwise hold fractional shares after giving effect to the reverse stock split will receive cash equal to $20.15 per pre-split share of Common Stock that would otherwise be converted into a fractional share. The Board received a written fairness opinion from an independent investment bank that states that in the opinion of the investment bank, subject to the limitations and qualifications set forth in the opinion, as of May 10, 2005, the cash consideration in the amount of $20.15 to be paid to the holders of Class C Non-Voting Common Stock for their fractional shares is fair, from a financial point of view, to the shareholders of the Company who own less than 1,000 shares of Class C Non-Voting Common Stock.

In connection with the redemption of the Class A Voting Preferred Stock, and pursuant to the terms of the Class A Voting Preferred Stock as set forth in the Company's Amended and Restated Articles of Incorporation, the Company will pay a redemption price of $10.00 per share of Class A Voting Preferred Stock on the redemption date of June 16, 2005 to holders of the Class A Voting Preferred Stock as of the close of business on May 10, 2005.




























Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company markets its products under the tradename of DAKOTACARE. Its products include group managed health care products, such as HMO products, and cafeteria plan administration and workers compensation managed care services. The Company's subsidiary, DAS, provides managed care and claims administration services for self-insured employer groups. The Company's subsidiary, DIL, accepts reinsurance risk on certain of DAS's self-funded and insured customers' life and stop-loss insurance policies. The Company and its DAS subsidiary market their products through a network of independent insurance agents throughout South Dakota.

The Company contracts with over 98% of the physicians in the state of South Dakota, 100% of the hospitals in the state of South Dakota, and many other health care providers to provide medical services to its enrollees. At
March 31, 2005, the Company's HMO medical care enrollment was approximately 29,900, while its DAS subsidiary had medical care enrollment of approximately 70,700. The Company also offers ancillary products and the resulting exclusive enrollment under the HMO was approximately 1,700, while its DAS subsidiary had combined ancillary product exclusive enrollment of approximately 5,800. The resulting total population served by the Company through any of its products resulted in approximately 108,100 members at March 31, 2005.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

General
The Company's net income was $227,918 for the three months ended
March 31, 2005 as compared to $1,847,587 for the three months ended
March 31, 2004, which represents a decrease of $1,619,669, or 87.7%. The resulting decrease in net income was primarily due to the increase in total operating expenses to a greater amount than the increase in revenues. Total revenues increased $418,998 for the three months ended March 31, 2005, as compared to March 31, 2004, while total operating expenses increased $1,863,409 for the same comparable periods. The provision for income taxes increased $171,165 for the three months ended March 31, 2005, as compared to March 31, 2004.

Revenues
Total revenues increased $418,998, or 1.9%, for the three months ended
March 31, 2005, as compared to March 31, 2004. The revenues from the net premiums generated by the HMO segment increased $446,555, or 2.2%. This increase is attributable to a increase in the premiums earned per enrollee of 9.2%, but was partially offset by a 6.4% decrease in the number of enrollment months for the three months ended March 31, 2005, as compared to March 31, 2004. Revenues from the TPA fees increased by $82,571, or 6.2%, due to an increase in enrollment months of approximately 3.6% and the increase of fees generated per employee and additional services provided for the groups.

Operating Expenses
Total operating expenses increased $1,863,409, or 9.0%, for the three months ended March 31, 2005, as compared to March 31, 2004. This was due to an increase in claims incurred, personnel expenses, state insurance taxes, and other general and administrative expenses. These increases were partially offset by decreases in commissions, professional fees, advertising, occupancy and office expenses.
                                                          9
Net claims expense generated by the HMO segment increased $2,088,370, or 12.8%. Average claims expense per enrollee increased 20.6% for the three months ended March 31, 2005, as compared to March 31, 2004, while the number of enrollment months decreased 6.4%. Personnel expense increased $73,388, or 4.7% for the three months ended March 31, 2005, as compared to March 31, 2004. This is due primarily to annual pay increases of approximately 5%, which were effective as of June 1, 2004. Commissions decreased $28,512, or 3.4%, for the three months ended March 31, 2005 as compared to March 31, 2004. The commissions earned in the HMO and TPA lines of business increased slightly. The HMO segment's commissions were 3.54% and 3.60% of net premiums, for the three months ended March 31, 2005 and 2004, respectively. The TPA segment's commissions were 3.26% and 3.10% for the three months ended March 31, 2005 and 2004, respectively. The reinsurance segment's commissions were 16.07% and 18.00% for the three months ended March 31, 2005 and 2004, respectively. The reinsurance segment's revenues decreased 65.3% for the three months ended March 31, 2005, as compared to March 31, 2004. Since the rate of commission is higher in the reinsurance segment, the resulting overall consolidated commission expense decreased even though higher consolidated revenues are being reported for the three months ended March
31, 2005 as compared to March 31, 2004.   State insurance taxes, which only
apply to the HMO segment as a percentage of premium revenue, increased partially due to the increase in premium revenue for the three months ended March 31, 2005 as compared to March 31, 2004. Part of the increase was due to a credit from the South Dakota Division of Insurance (Division) for the quarter ended March 31, 2004, and thus reduced the state insurance taxes for the prior year's quarter when comparing it to the current year's quarter. The resulting percentage of state insurance taxes as a percentage of net premium revenue was 1.26% and 1.13% for the three months ended March 31, 2005 and 2004, respectively. Professional fees decreased $64,696, or 20.7%, for the three months ended March 31, 2005 as compared to March 31, 2004, due primarily to the decrease in fees within the TPA business. In December, 2004, Carewest, Inc., which was a TPA operating in western South Dakota, had its operations moved into DAS resulting in operational expense savings. Legal and accounting fee increases partially offset the other decreases. Occupancy expense decreased $38,131, or 16.4%, due to decreases in depreciation expense for the three months ended March 31, 2005 as compared to March 31, 2004. Office expense decreased $24,501, or 8.4% due to a combination of decreased postage and office supply costs. Advertising costs decreased by $77,674 for the three months ended March 31, 2005 as compared to March 31, 2004. Although the overall 2005 advertising budget increased, the spending and timing of the advertising is dependent on the advertising agency's decisions for specific placements of ads. Management expects that the overall fees for the fiscal year will increase despite the decrease for the first three months.
Other general and administrative expenses increased $141,457 when compared to the prior year's quarter due to increased license and service fees. The Company continues to invest monies in computer service contracts and database rights, which increase the Company's initial costs, but increase efficiencies, quality and system capabilities. Management expects to continue to investigate and consider options which advance the Company's overall technological throughput.

Income Taxes
Income tax expense or benefit should represent 35.0% of income, but fluctuates each period due to adjustments for a valuation allowance for deferred tax assets and permanent tax differences. For the three months ended March 31, 2005, the income tax provision represented 52.9% of the income before taxes and minority interest. The changes in the components of the deferred tax assets accounted for the provision to vary as a percentage. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is also effected by the income or losses incurred by a subsidiary which has no prior cumulative taxable income from which to recover the taxes. Even though the subsidiary files within the consolidated tax return, cumulative losses are nondeductible due to an agreement signed with the government of the foreign subsidiary, which prohibits the deductions until income is produced by the subsidiary. A significant portion of the Company's valuation allowance was reversed in 2004 and the Company anticipates that future income tax expense will be closer to a 35% effective tax rate.
                                                              10

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

Net cash provided by operating activities increased by $571,961 to $1,168,976 for the three months ended March 31, 2005, as compared to March 31, 2004.
Cash provided by operations was mainly attributed to net income, the decrease in deferred income taxes and the increase in unearned premiums and administration fees, accounts payable and accrued expenses, and contingency reserves payable. The increases in cash were partially offset by decreases in cash due to the increase in receivables and prepaids and other assets. The decrease in deferred income taxes resulted from the change in deferred items expected to be realized and the net change from the prior year. The increase in unearned premiums and administration fees and accounts payable and accrued expenses from the prior year end relate to fluctuations that occur throughout the year. Contingency reserve payables increased from the continued withholding of 15% of physicians' claims expenses. No contingency reserves payments have been made in 2005. Receivables increased since December 31, 2004, and were due to normal business fluctuations in the accounts. Prepaids and other assets increased since the prior year end due to the payment of insurance premiums in January for which coverage extends through September, 2005.

Cash flows used in investing activities increased from $1,267,157 to $3,263,547 for the three months ended March 31, 2005 as compared to March 31, 2004. The investment of funds to the South Dakota State Medical Association as a real estate mortgage investment increased the use of funds by approximately $3,490,000. The purchase of bonds and CD's decreased by $1,400,000, while the related maturities of bonds and CD's increased by $160,000 for the first quarter of 2005 as compared to the first quarter of 2004. Equipment purchases also increased the use of funds by approximately $75,000 for the three months ended March 31, 2005, as compared to March 31, 2004.

The Company is not contractually obligated to pay out the contingency reserves Withheld. No dividends have been declared or paid for the three months ended March 31, 2005. Future dividend payments are dependent on operations and liquidity of the Company. The Company believes that cash flows generated by operations, withholding of contingency reserves payable, cash on hand, and short-term investment balances will be sufficient to fund operations, pay out the projected contingency reserves payable, and pay dividends on the Class C common stock. Even though cash flows may provide for the payment of dividends and contingency reserves, the Board of Directors determines the amounts to be paid, subject to approval from the Division. Risk based capital requirements, budgeted cash expenditures and a number of other factors may influence the Board's decision for these payments.

The Company has a pending event as indicated in detail in Note 7. The Company will pay approximate $5.15 million to complete the transaction and expects to do so without any outside financing. The Company does not expect this transaction to effect its ability to satisfy is operating cash requirements as indicated previously.





                                                                  11




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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in Note 1 to the Company's 2004 Annual Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2004.

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

Item 1. Legal Proceedings
  None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Although the Company has in place a Stock Repurchase Program, which was publicly announced on March 4, 1998, no shares of Common Stock were repurchased during the Company's first quarter of its fiscal year ending December 31, 2005.

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

South Dakota State Medical Holding Company, Incorporated
                     (Registrant)



Date:_05/13/2005___      By:  _/s/ L. Paul Jensen____
                              L. Paul Jensen
                              Chief Executive Officer
                              (Duly Authorized Officer)


Date:_05/13/2005___      By:  _/s/ Kirk J. Zimmer____
                              Kirk J. Zimmer
                              Senior Vice President and Chief Operating Officer
                              (Principal Financial Officer)




                                                                   13





                                                            Exhibit 31.1
CERTIFICATIONS

I, L. Paul Jensen, certify that:
1. I have reviewed this Quarterly Report on Form 10-Q of South Dakota State Medical Holding Company, Incorporated.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/__L. Paul Jensen_____
L. Paul Jensen
Chief Executive Officer

Date:  May 13, 2005

                                                             Exhibit 31.2
CERTIFICATIONS
I, Kirk J. Zimmer, certify that:
1. I have reviewed this Quarterly Report on Form 10-Q of South Dakota State Medical Holding Company, Incorporated.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


/s/__Kirk J. Zimmer____
Kirk J. Zimmer
Senior Vice President and Chief Operating Officer

Date:  May 13, 2005

                                                         Exhibit 31.3
CERTIFICATIONS
I, Bruce E. Hanson, certify that:
1. I have reviewed this Quarterly Report on Form 10-Q of South Dakota State Medical Holding Company, Incorporated.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


/s/__Bruce E. Hanson_______
Bruce E. Hanson
Vice President Finance and Chief Financial Officer

Date:  May 13, 2005

                                                        Exhibit 32.1



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of South Dakota State Medical Holding Company, Inc., dba DAKOTACARE (the "Company") on Form 10-Q for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, L. Paul Jensen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



_/s/ L. Paul Jensen_____
Chief Executive Officer

Date:  May 13, 2005

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

                                                        Exhibit 32.2



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of South Dakota State Medical Holding Company, Inc., dba DAKOTACARE (the "Company") on Form 10-Q for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kirk Zimmer, Senior Vice President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



_/s/ Kirk J. Zimmer_____
Senior Vice President and Chief Operating Officer

Date:  May 13, 2005

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

                                                        Exhibit 32.3



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of South Dakota State Medical Holding Company, Inc., dba DAKOTACARE (the "Company") on Form 10-Q for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce Hanson, Vice President Finance and Chief Finance Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



_/s/ Bruce E. Hanson____
Vice President Finance and Chief Financial Officer

Date:  May 13, 2005

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.