Form 10-K/A
period 2004-12-31
SD STATE MEDICAL HOLDING CO INC
filed 2005-07-14
CIK 919176

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K/A
                                 (AMENDMENT No. 1)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2004

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




                                                     1


On March 31, 2005, the registrant filed its Annual Report on Form 10-K for the year ended December 31, 2004, with the Securities and Exchange Commission.
This Amendment No. 1 to the registrants Annual Report on Form 10-K is filed to:
(i) Amend Part III, Item 11 in its entirety to include information the registrant previously intended to incorporate by reference from its proxy statement for its 2005 Annual Meeting of Shareholders,
(ii) Amend Part III, Item 12 in its entirety to correct certain information.
(iii) Attach Exhibits 10.1 and 10.2, which are Nonqualified Deferred Compensation Agreements with certain officers.

In addition, in connection with the filing of this Amendment No. 1 and pursuant to the rules and regulations of the Securities and Exchange Commission, the registrant is including with this Amendment No. 1 certain currently dated certifications as Exhibits 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3. Except as described above, no other changes have been made to the Annual Report on Form 10-K. This Amendment No. 1 continues to speak of March 31, 2005, the date of the filing of the Annual Report on Form 10-K, and the registrant has not updated the disclosures contained therein to reflect any events that occurred at any date subsequent to March 31, 2005.

PART III


ITEM 11.  EXECUTIVE COMPENSATION

Name and Principal                                          All Other
Position                  Year      Salary      Bonus     Compensation(1)

L. Paul Jensen            2004      $85,191    $44,548      $13,308(2)
Chief Executive Officer   2003       82,133          0       14,886(2)
                          2002       77,867          0       14,150(2)

Kirk J. Zimmer            2004      154,160     63,341       19,440(2)
Senior Vice President,    2003      148,567          0       20,973(2)
  Chief Operating Officer 2002      143,948          0       18,285(2)

Thomas N. Nicholson       2004      130,218     38,692       22,901(3)
Vice President,           2003      122,945     37,500       22,877(3)
  Marketing               2002      115,520     45,000       22,417(3)

William O. Rossing, M.D.  2004      130,230     40,339       14,803
Vice President,           2003      126,553          0       14,427
   Medical Director       2002      123,002          0       13,952

Brian E. Meyer            2004      110,304     37,117       12,473
Vice President,           2003      106,252          0       12,141
  Information Systems     2002      102,992          0       11,651


(1) Consists of retirement plan contributions, insurance premiums paid on deferred compensation plans and other perquisite payments.

(2)  Mr. Jensen and Mr. Zimmer received compensation in the form of payments of insurance premiums by the Company to their deferred compensation plans. The payments for Mr. Jensen were $3,668, $5,502 and $5,502 for the years ended
December 31, 2004, 2003 and 2002, respectively.   The payments for Mr. Zimmer
were $2,000, $4,000 and $2,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(3) Mr. Nicholson received compensation in the form of perquisite payments totaling $4,907, 4,553 and 4,400 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company has employment agreements with certain executive officers. The Company also maintains key person insurance of $250,000 on L. Paul Jensen and $188,700 on Kirk J. Zimmer.

                                                       2
In connection with employment contracts between the Company and certain officers and others, provision has been made for future compensation which is payable upon the completion of the earlier of 25 years of service to the Company and related organizations or attainment of the age of 65. At December 31, 2004 and 2003, $106,175 and $96,175, respectively, was accrued under these contracts.

During 2004, the Company paid discretionary bonuses to its employees. Such amounts were charged to personnel expenses in the amount of $972,651 and a portion is included in the table above for the selected individuals listed. The Company does not currently have a long-term performance or incentive plan.


COMPENSATION OF DIRECTORS
Directors receive a meeting fee of $250 for each committee meeting they attend. Total director fees totaled $9,750, $5,750 and $8,200 for the years ended December 31, 2004, 2003 and 2002, respectively.


COMPENSATION COMMITTEE INTERLOCKS
None of the current or past members of the Compensation Committee, who served anytime during the fiscal year ended December 31, 2004, is an officer, employee or former officer of the Company. The Compensation Committee includes all members of the Board of Directors.


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (cont.)
                                                   Amount & Nature
 Title                Name and Address of           of Beneficial    Percent
of Class               Beneficial Owner               Ownership      of Class
----------------------------------------------------------------------------
Class A Common        Stephan D. Schroeder                  1          .07%
Class C Common                                          1,920          .14%

Class A Preferred     James Engelbrecht, M.D.               1          .07%
Class C Common                                          1,160          .08%

Class A Preferred     John Rittmann, M.D.                   1          .07%
Class C Common                                          8,421          .62%

Class A Preferred     James Reynolds, M.D.                  1          .07%
Class C Common                                         50,440         3.69%

Class A Preferred     Vance Thompson, M.D.                  1          .07%
Class C Common                                          1,000          .07%

Class C Common        Bob Sutton                           --           --

Class C Common        Van Johnson                          --           --

Class C Common        L. Paul Jensen(2)                 5,760          .42%
                      1323 South Minnesota Avenue
                      Sioux Falls, SD 57105

Class C Common        William Rossing, M.D.             8,720          .64%

Class C Common        Kirk J. Zimmer                      800          .06%

Class C Common        Thomas Nicholson                     --           --

Class A Preferred     All Directors and Executive           8          .53%
                      Officers as a Group
Class C Common        (14 people)                      97,381         7.13%
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



PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


(a)(3) Exhibits
The Exhibits listed in the accompanying index to Exhibits are filed as part of this Amendment No. 1 to the Annual Report on Form 10-K/A.

SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED


By  _/s/ L. Paul Jensen                     Dated  05/12/2005
   ----------------------------------             --------------------
     L. Paul Jensen
     Chief Executive Officer
     (Principal Executive Officer)


By  _/s/ Kirk J. Zimmer                     Dated  05/12/2005
   ----------------------------------             --------------------
     Kirk J. Zimmer
     Senior Vice President and Chief Operating Officer
     (Principal Financial Officer)


By   /s/ Bruce Hanson                       Dated   05/12/2005
   ----------------------------------             --------------------
     Bruce E. Hanson
     Vice President Finance and Chief Financial Officer
     (Principal Financial Officer)

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.       Description
- -----------       -----------
10.1 Nonqualified Deferred Compensation Agreement
10.2 Nonqualified Deferred Compensation Agreement
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Senior Vice President and Chief Operating Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3 Certification of Vice President Finance and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Senior Vice President and Chief Operating Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3 Certification of Vice President Finance and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                                             Exhibit 10.1

NONQUALIFIED DEREFERRED COMPENSATION AGREEMENT


THIS AGREEMENT made this _9th_ day of __June_, _1994, by and between South Dakota State Medical Holding Company, Incorporated, a corporation organized under the State of South Dakota, hereinafter referred to as "Corporation," and _L. Paul Jensen_, an individual whose address is _RR 2 Box 26_, and who resides in the rural Dell Rapids, County of Minnehaha, and State of South Dakota, hereinafter referred to a "Employee."

WITNESS THAT, in consideration of the Agreement and mutual promises hereinafter contained, the parties hereto agree as follows:

WHEREAS, the Corporation currently employs the Employee, and the Employee serves the Corporation in such capacity as the Board of Directors of the Corporation may designate from time to time; and

WHEREAS, the Employee currently devotes a substantial portion of his time, attention, skill, and efforts to the performance of duties on behalf of the Corporation, and

WHEREAS, in consideration of the past and future valuable services rendered on behalf of the Corporation, as well as in providing an inducement for ongoing valuable services until retirement, the Corporation has agreed to provide a deferred compensation benefit.

NOW THEREFORE, this Agreement shall provide for certain deferred compensation benefits pursuant to the Employer - Employee relationship between the Corporation and the Employee.

ARTICLE I.

DEFINITIONS.  The following definitions shall govern this Agreement.

1. AGE means Employee's age at the nearest birthday, except as otherwise specifically provided.

2. ANNIVERSARY DATE means the date of this Agreement and each anniversary thereof.

3. BENEFICIARY means the person designated in writing to receive any benefits upon the death of the Employee. If no such designation is made or if the designated person is not living at the death of the Employee, the Beneficiary shall be the deceased Employee's spouse, if living, otherwise the children born of the marriage of the Employee and his otherwise personal representative, executors, or administrators.

4. COMPENSATION means the remuneration received by the Employee as basic salary or wages, plus overtime pay, bonus payments, commissions, and any other form of irregular or nonrecurring cash compensation received by an Employee, as certified by the Corporation.

5. DEFERRED COMPENSATION ACCOUNT means the individual account maintained for the Employee by the Corporation from the general assets of the Corporation which may include amounts invested in life insurance policies.

6. DISABILITY means disability as defined under the Social Security laws of the United States for purposes of the payment of Social Security disability benefits or in the event life insurance is purchased as disability is defined by any policy of life insurance purchased by the Corporation under the terms of this Agreement.

7. EFFECTIVE DATE means the date of this Agreement, unless the Corporation specified otherwise.

8. EMPLOYER means Corporation. In the case of a group of employers which constitute a controlled group of corporations (as defined in Section 414(b) of the Internal Revenue Code as modified) or which constitutes trades or businesses which are under common control (as defined in Section 414(c) of the Internal Revenue Code as modified) all such employers shall be considered a single Employer.

9. NORMAL RETIREMENT AGE means the earlier of age 65 or any earlier retirement age specified by the Board of Directors by resolution. Such Board of Directors' resolution shall make specific reference to this Agreement, including the date hereof in such resolution.

10. YEARS OF SERVICE WITH RELATED ORGANIZATIONS means full or part-time employment with the South Dakota State Medical Association and South Dakota Foundation for Medical Care.

ARTICLE II.

RESERVE ACCOUNT FOR DEFERRED COMPENSATION. The Corporation shall record and maintain a separate liability account for deferred compensation, the balance of which shall be equal to the present value of future benefits payable by the Corporation to the Employee. Life insurance purchased by the Corporation to fund its deferred compensation liability shall be current as to premium payments at all times and the cash surrender value of such policies may be used to determine the liability for deferred compensation.

The Corporation and the Employee shall take such steps as are necessary to insure the existing life insurance policies on the life of the Employee shall be governed by the terms of this Agreement.

ARTICLE III.

GENERAL CREDITOR. The Employee shall be regarded as a general creditor of the Corporation with respect to any rights derived by the Employee from the existence of this Agreement or the existence or amount of the Deferred Compensation Account.

ASSETS. Title to and beneficial ownership of any assets, whether life insurance policies, cash value of the life insurance policies, or other assets which the Corporation may earmark to pay the deferred compensation benefit here under, shall at all times remain in the Corporation. The Employee and his Beneficiary shall not have any property interest whatsoever in any specific assets of the Corporation.

ARTICLE IV.

PAYMENT OF DEFERRED COMPENSATION TO THE EMPLOYEE. The benefits to be paid as deferred compensation to the Employee (unless forfeited by the occurrence of any of the events of forfeiture specified in Article VI) are as follows:

1. Upon completion of 25 years of service to the Corporation and related organizations or retirement by the Employee from employment by the Corporation at normal retirement age, whichever shall occur first, the Corporation shall pay to him in amounts and at such times to be agreed upon by the parties not to exceed five (5) annual payments the net cash value of any life insurance policy purchased by the Corporation pursuant to this Agreement. If the Employee should die on or after the date of normal retirement age and before the benefit payments are made, the unpaid balance of the net cash value will continue to be paid to the Employee's estate in amounts not to exceed five (5) annual payments.

Upon completion of 25 years of service to the Corporation and related organizations, the Employee and the Corporation shall make an election within the first three (3) calendar months of the year to extend the payment of deferred compensation for a further period not to exceed five (5) years of exercise the right to the payment of deferred compensation benefits which have accrued under this Agreement.

2. In the event that the Employee's employment shall terminate by reason of death before reaching the date of normal retirement age, and while in the employ of the Corporation, the Corporation shall pay to the Employee's designated Beneficiary the benefit payable under the policy of life insurance subject to the following: 20% of the death benefit shall be paid to the Corporation for the executive search for and replacement of the Employee.

LUMP SUM. The Board of Directors may, by resolution, specifically referring to this Agreement and the date hereof, provide for the payment of the entire Deferred Compensation Account hereunder in the form of a single, lump-sum payment, or any other schedule of installment payments, as long as the term of such payments shall not exceed five (5) years.

ARTICLE V.

DISABILITY OF EMPLOYEE. In the event the Employee shall become partially or totally disabled, as that event is defined herein, the Board may in its sole discretion choose to pay the benefits equal to the present cash value of the life insurance.

ARTICLE VI.

FORFEITURE PROVISIONS. All rights to any deferred compensation payments, pursuant to this Agreement, including the payment of any unpaid installments, shall be immediately forfeited if any of the following events occur:

1. The Employee resigns against the wishes of the Corporation or its Board of Directors.

2. The Employer-Employee relationship is terminated on the grounds that the Employee engaged in any act which, in the opinion of the Board of Directors, is inimical to the best interest of the Corporation, including fraud, embezzlement, nonproductivity, disloyalty, etc. The judgment of the Board of Directors, as expressed by a majority vote, shall be final as to the determination of the nature of any acts performed by the Employee which are subject to this Article. The Board of Directors, in its sole discretion, may interpret and decide upon the nature of such acts.

3. During the five (5) year period following retirement, the Employee refuses to provide advice or counsel to the Corporation when reasonably requested to do so and when reasonably able to do so.

ARTICLE VII.

LIABILITY OF EMPLOYER. Nothing in this Agreement shall constitute the creation of a trust fiduciary relationship between the Corporation and the Employee or between the Corporation and the Beneficiary or any other person. The Corporation shall not be considered a trustee by reason of this Agreement.

ARTICLE VIII.

ASSIGNMENT. No rights under this Agreement may be assigned, transferred, pledged, or encumbered by the Employee or the Beneficiary except by will or by the South Dakota intestate laws or other laws of descent and distribution. This Agreement may be assigned by the Corporation only upon the following events:

1. The Corporation or its assets are purchased by another corporation or are merged into the assets of another corporation.

2.  Prior written consent of the Employee.

ARTICLE IX.

AGREEMENT BINDING. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective next of kin, successors, assigns, heirs, personal representatives, executors, administrators, and legatees. The Corporation shall not merge or consolidate with any other corporation or reorganize unless and until such succeeding corporation agrees to assume and discharge the obligations of the Corporation under this Agreement. Upon such assumption, the term "Corporation" as used in this Agreement shall be deemed to refer to such successor Corporation. This Agreement shall not be modified or amended except by a writing signed by both parties and approved by the Board of Directors with specific reference to this Agreement and the date hereof.

ARTICLE X.

ENTIRE AGREEMENT. This document constitutes the entire Agreement between the parties. This Agreement may only be modified, altered, or amended by prior written approval and consent of the parties hereto, except those provisions which may be amended solely by Board of Directors' resolution as described in this Agreement.

ARTICLE XI.

NOT "COMPENSATION" FOR OTHER PURPOSES. Any deferred compensation payable under this Agreement (or actuarial or the net present value of any such payments) shall not be deemed salary or other compensation to the Employee for purposes of any qualified retirement plans maintained by the Corporation or for purposes of any other fringe benefit obligations of the Corporation.

ARTICLE XII.

CLAIMS SUBMISSION AND REVIEW PROCEDURE. In the event that any claim for benefits, which must initially be submitted in writing to the Board of Directors of the Corporation, is denied (in whole or in part) hereunder, the claimant shall receive from the Corporation notice in writing, written in a manner calculated to be understood by the claimant, setting forth the specific reasons for denial, with specific reference to pertinent provisions of this Agreement. The interpretations and construction hereof by the Board of Directors shall be binding and conclusive on all persons and for all purposes. Any disagreements about such interpretations and construction shall be established by the American Arbitration Association. No member of the Board of Directors shall be liable to any person for any action taken hereunder except those actions undertaken with lack of good faith. This Agreement shall be construed in accordance with and governed by the law of the State of South Dakota.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the day and year first above written.

                                         By


                                        __/s/ Robert L. Ferrell_______________
                                           Name:
                                           Title:

Witnesses                                           ACKNOWLEDGED:

___/s/ Robert D. Johnson__________      _____/s/ L. Paul Jensen_______________
                                           Employee

__/s/ Kirk J. Zimmer______________





                                                            Exhibit 10.2

NONQUALIFIED DEREFERRED COMPENSATION AGREEMENT


THIS AGREEMENT made this _9th_ day of __June_, _1994, by and between South Dakota State Medical Holding Company, Incorporated, a corporation organized under the State of South Dakota, hereinafter referred to as "Corporation," and _Kirk J. Zimmer_, an individual whose address is _4412 Walker Way_, and who resides in the rural Sioux Falls, County of Minnehaha, and State of South Dakota, hereinafter referred to a "Employee."

WITNESS THAT, in consideration of the Agreement and mutual promises hereinafter contained, the parties hereto agree as follows:

WHEREAS, the Corporation currently employs the Employee, and the Employee serves the Corporation in such capacity as the Board of Directors of the Corporation may designate from time to time; and

WHEREAS, the Employee currently devotes a substantial portion of his time, attention, skill, and efforts to the performance of duties on behalf of the Corporation, and

WHEREAS, in consideration of the past and future valuable services rendered on behalf of the Corporation, as well as in providing an inducement for ongoing valuable services until retirement, the Corporation has agreed to provide a deferred compensation benefit.

NOW THEREFORE, this Agreement shall provide for certain deferred compensation benefits pursuant to the Employer - Employee relationship between the Corporation and the Employee.

ARTICLE I.

DEFINITIONS.  The following definitions shall govern this Agreement.

1. AGE means Employee's age at the nearest birthday, except as otherwise specifically provided.

2. ANNIVERSARY DATE means the date of this Agreement and each anniversary thereof.

3. BENEFICIARY means the person designated in writing to receive any benefits upon the death of the Employee. If no such designation is made or if the designated person is not living at the death of the Employee, the Beneficiary shall be the deceased Employee's spouse, if living, otherwise the children born of the marriage of the Employee and his otherwise personal representative, executors, or administrators.

4. COMPENSATION means the remuneration received by the Employee as basic salary or wages, plus overtime pay, bonus payments, commissions, and any other form of irregular or nonrecurring cash compensation received by an Employee, as certified by the Corporation.

5. DEFERRED COMPENSATION ACCOUNT means the individual account maintained for the Employee by the Corporation from the general assets of the Corporation which may include amounts invested in life insurance policies.

6. DISABILITY means disability as defined under the Social Security laws of the United States for purposes of the payment of Social Security disability benefits or in the event life insurance is purchased as disability is defined by any policy of life insurance purchased by the Corporation under the terms of this Agreement.

7. EFFECTIVE DATE means the date of this Agreement, unless the Corporation specified otherwise.

8. EMPLOYER means Corporation. In the case of a group of employers which constitute a controlled group of corporations (as defined in Section 414(b) of the Internal Revenue Code as modified) or which constitutes trades or businesses which are under common control (as defined in Section 414(c) of the Internal Revenue Code as modified) all such employers shall be considered a single Employer.

9. NORMAL RETIREMENT AGE means the earlier of age 65 or any earlier retirement age specified by the Board of Directors by resolution. Such Board of Directors' resolution shall make specific reference to this Agreement, including the date hereof in such resolution.

10. YEARS OF SERVICE WITH RELATED ORGANIZATIONS means full or part-time employment with the South Dakota State Medical Association and South Dakota Foundation for Medical Care.

ARTICLE II.

RESERVE ACCOUNT FOR DEFERRED COMPENSATION. The Corporation shall record and maintain a separate liability account for deferred compensation, the balance of which shall be equal to the present value of future benefits payable by the Corporation to the Employee. Life insurance purchased by the Corporation to fund its deferred compensation liability shall be current as to premium payments at all times and the cash surrender value of such policies may be used to determine the liability for deferred compensation.

The Corporation and the Employee shall take such steps as are necessary to insure the existing life insurance policies on the life of the Employee shall be governed by the terms of this Agreement.

ARTICLE III.

GENERAL CREDITOR. The Employee shall be regarded as a general creditor of the Corporation with respect to any rights derived by the Employee from the existence of this Agreement or the existence or amount of the Deferred Compensation Account.

ASSETS. Title to and beneficial ownership of any assets, whether life insurance policies, cash value of the life insurance policies, or other assets which the Corporation may earmark to pay the deferred compensation benefit here under, shall at all times remain in the Corporation. The Employee and his Beneficiary shall not have any property interest whatsoever in any specific assets of the Corporation.

ARTICLE IV.

PAYMENT OF DEFERRED COMPENSATION TO THE EMPLOYEE. The benefits to be paid as deferred compensation to the Employee (unless forfeited by the occurrence of any of the events of forfeiture specified in Article VI) are as follows:

1. Upon completion of 25 years of service to the Corporation and related organizations or retirement by the Employee from employment by the Corporation at normal retirement age, whichever shall occur first, the Corporation shall pay to him in amounts and at such times to be agreed upon by the parties not to exceed five (5) annual payments the net cash value of any life insurance policy purchased by the Corporation pursuant to this Agreement. If the Employee should die on or after the date of normal retirement age and before the benefit payments are made, the unpaid balance of the net cash value will continue to be paid to the Employee's estate in amounts not to exceed five (5) annual payments.

Upon completion of 25 years of service to the Corporation and related organizations, the Employee and the Corporation shall make an election within the first three (3) calendar months of the year to extend the payment of deferred compensation for a further period not to exceed five (5) years of exercise the right to the payment of deferred compensation benefits which have accrued under this Agreement.

2. In the event that the Employee's employment shall terminate by reason of death before reaching the date of normal retirement age, and while in the employ of the Corporation, the Corporation shall pay to the Employee's designated Beneficiary the benefit payable under the policy of life insurance subject to the following: 20% of the death benefit shall be paid to the Corporation for the executive search for and replacement of the Employee.

LUMP SUM. The Board of Directors may, by resolution, specifically referring to this Agreement and the date hereof, provide for the payment of the entire Deferred Compensation Account hereunder in the form of a single, lump-sum payment, or any other schedule of installment payments, as long as the term of such payments shall not exceed five (5) years.

ARTICLE V.

DISABILITY OF EMPLOYEE. In the event the Employee shall become partially or totally disabled, as that event is defined herein, the Board may in its sole discretion choose to pay the benefits equal to the present cash value of the life insurance.

ARTICLE VI.

FORFEITURE PROVISIONS. All rights to any deferred compensation payments, pursuant to this Agreement, including the payment of any unpaid installments, shall be immediately forfeited if any of the following events occur:

1. The Employee resigns against the wishes of the Corporation or its Board of Directors.

2. The Employer-Employee relationship is terminated on the grounds that the Employee engaged in any act which, in the opinion of the Board of Directors, is inimical to the best interest of the Corporation, including fraud, embezzlement, nonproductivity, disloyalty, etc. The judgment of the Board of Directors, as expressed by a majority vote, shall be final as to the determination of the nature of any acts performed by the Employee which are subject to this Article. The Board of Directors, in its sole discretion, may interpret and decide upon the nature of such acts.

3. During the five (5) year period following retirement, the Employee refuses to provide advice or counsel to the Corporation when reasonably requested to do so and when reasonably able to do so.

ARTICLE VII.

LIABILITY OF EMPLOYER. Nothing in this Agreement shall constitute the creation of a trust fiduciary relationship between the Corporation and the Employee or between the Corporation and the Beneficiary or any other person. The Corporation shall not be considered a trustee by reason of this Agreement.

ARTICLE VIII.

ASSIGNMENT. No rights under this Agreement may be assigned, transferred, pledged, or encumbered by the Employee or the Beneficiary except by will or by the South Dakota intestate laws or other laws of descent and distribution. This Agreement may be assigned by the Corporation only upon the following events:

1. The Corporation or its assets are purchased by another corporation or are merged into the assets of another corporation.

2.  Prior written consent of the Employee.

ARTICLE IX.

AGREEMENT BINDING. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective next of kin, successors, assigns, heirs, personal representatives, executors, administrators, and legatees. The Corporation shall not merge or consolidate with any other corporation or reorganize unless and until such succeeding corporation agrees to assume and discharge the obligations of the Corporation under this Agreement. Upon such assumption, the term "Corporation" as used in this Agreement shall be deemed to refer to such successor Corporation. This Agreement shall not be modified or amended except by a writing signed by both parties and approved by the Board of Directors with specific reference to this Agreement and the date hereof.

ARTICLE X.

ENTIRE AGREEMENT. This document constitutes the entire Agreement between the parties. This Agreement may only be modified, altered, or amended by prior written approval and consent of the parties hereto, except those provisions which may be amended solely by Board of Directors' resolution as described in this Agreement.

ARTICLE XI.

NOT "COMPENSATION" FOR OTHER PURPOSES. Any deferred compensation payable under this Agreement (or actuarial or the net present value of any such payments) shall not be deemed salary or other compensation to the Employee for purposes of any qualified retirement plans maintained by the Corporation or for purposes of any other fringe benefit obligations of the Corporation.

ARTICLE XII.

CLAIMS SUBMISSION AND REVIEW PROCEDURE. In the event that any claim for benefits, which must initially be submitted in writing to the Board of Directors of the Corporation, is denied (in whole or in part) hereunder, the claimant shall receive from the Corporation notice in writing, written in a manner calculated to be understood by the claimant, setting forth the specific reasons for denial, with specific reference to pertinent provisions of this Agreement. The interpretations and construction hereof by the Board of Directors shall be binding and conclusive on all persons and for all purposes. Any disagreements about such interpretations and construction shall be established by the American Arbitration Association. No member of the Board of Directors shall be liable to any person for any action taken hereunder except those actions undertaken with lack of good faith. This Agreement shall be construed in accordance with and governed by the law of the State of South Dakota.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the day and year first above written.

                                         By


                                        __/s/ Robert L. Ferrell_______________
                                           Name:
                                           Title:

Witnesses                                           ACKNOWLEDGED:

___/s/ Robert D. Johnson__________      __/s/ Kirk J. Zimmer__________________
                                           Employee

__/s/ L. Paul Jensen______________





                                                            Exhibit 31.1
CERTIFICATIONS

I, L. Paul Jensen, certify that:
1. I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K/A of South Dakota State Medical Holding Company, Incorporated.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/_L. Paul Jensen________
L. Paul Jensen
Chief Executive Officer

Date:  May 12, 2005


















                                                             Exhibit 31.2
CERTIFICATIONS
I, Kirk J. Zimmer, certify that:
1. I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K/A of South Dakota State Medical Holding Company, Incorporated.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


/s/ Kirk J. Zimmer______
Kirk J. Zimmer
Senior Vice President and Chief Operating Officer

Date:  May 12, 2005



















                                                         Exhibit 31.3
CERTIFICATIONS
I, Bruce E. Hanson, certify that:
1. I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K/A of South Dakota State Medical Holding Company, Incorporated.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


_/s/ Bruce Hanson_______
Bruce E. Hanson
Vice President Finance and Chief Financial Officer

Date:  May 12, 2005

















                                                        Exhibit 32.1



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Amendment No. 1 to the Annual Report of South Dakota State Medical Holding Company, Incorporated, dba DAKOTACARE(the "Company") on Form 10-K/A for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
L. Paul Jensen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



__/s/ L. Paul Jensen_________
L. Paul Jensen
Chief Executive Officer

May 12, 2005

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
































                                                        Exhibit 32.2



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Amendment No. 1 to the Annual Report of South Dakota State Medical Holding Company, Incorporated, dba DAKOTACARE(the "Company") on Form 10-K/A for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
Kirk Zimmer, Senior Vice President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



__/s/ Kirk J. Zimmer________
Kirk J. Zimmer
Senior Vice President and Chief Operating Officer

May 12, 2005

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































                                                        Exhibit 32.3



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Amendment No. 1 to the Annual Report of South Dakota State Medical Holding Company, Incorporated, dba DAKOTACARE(the "Company") on Form 10-K/A for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
Bruce Hanson, Vice President Finance and Chief Financial Officer of the
Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



__/s/ Bruce Hanson_____
Bruce E. Hanson
Vice President Finance and Chief Financial Officer

May 12, 2005

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.