Form 10-Q
period 2005-06-30
SD STATE MEDICAL HOLDING CO INC
filed 2005-08-12
CIK 919176

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2005

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

     Class                            Outstanding at August 4, 2005
Class C Non-Voting Common Stock                   1,365,604













  SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED
                               FORM 10-Q

                                 INDEX

                                                                 Page Number


Part 1.  Financial Information (unaudited)

   Item 1.  Financial Statements

     Consolidated Balance Sheets at
     June 30, 2005 and December 31, 2004                             2

     Consolidated Statements of Operations for the Three
     and Six Months Ended June 30, 2005 and 2004                     3

     Consolidated Statement of Stockholders' Equity
     for the Six Months Ended June 30, 2005                          4

     Consolidated Statements of Cash Flows
     for the Six Months Ended June 30, 2005 and 2004                 5

     Condensed Notes to Consolidated Financial Statements          6-8

   Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results of Operations               9-14

   Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk                                       14

   Item 4.  Controls and Procedures                                 14

Part II.  Other Information                                         14

   Item 1.  Legal Proceedings                                       14

   Item 2.  Unregistered Sales of Equity Securities and
            Use of Proceeds                                         14

   Item 3.  Defaults Upon Senior Securities                         14

   Item 4.  Submission of Matters to a Vote
            of Security Holders                                     15

   Item 5.  Other Information                                       15

   Item 6.  Exhibits                                                15

   Signatures                                                       15

   Certifications

                       PART 1:  FINANCIAL INFORMATION
Item 1.  Financial Statements
     SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
                           CONSOLIDATED BALANCE SHEETS

                                                             June 30,    December 31,
             ASSETS                                             2005          2004
                                                            (Unaudited)    (Audited)
--------------------------------------------------------------------------------------
Cash and cash equivalents                                  $ 13,881,511   $ 17,819,826
Investment in securities held to maturity                     4,683,198        408,803
Certificates of deposit                                       1,500,000      1,600,000
Receivables                                                   1,544,972      1,395,187
Prepaids and other assets                                       352,000        175,000
Deferred income taxes                                         1,320,866      1,291,600
                                                           -------------  -------------
  Total current assets                                       23,282,547     22,690,416
                                                           -------------  -------------
Mortgage loan on real estate with related party               3,471,898             --
Investment in securities held to maturity                     3,879,838      4,468,534
Investment in securities available for sale                     158,600        153,900
Certificates of deposit                                         600,000        600,000
Contracts with life insurance companies and other               112,175        106,175
                                                           -------------  -------------
  Total long-term investments                                 8,222,511      5,328,609
                                                           -------------  -------------
Property and equipment, net of accum. depreciation              763,182        470,699
                                                           -------------  -------------
Deferred income taxes                                           825,884      1,021,400
                                                           -------------  -------------
                                                           $ 33,094,124   $ 29,511,124
                                                           =============  =============
             LIABILITIES
Reported and unreported claims payable                     $  9,637,086   $  9,651,340
Unearned premiums and administration fees                     2,509,347      2,780,976
Accounts payable and accrued expenses                         2,062,036      1,288,828
Contingency reserves payable                                  2,891,167      2,891,167
                                                           -------------  -------------
  Total current liabilities                                  17,099,636     16,612,311
Contingency reserves payable                                  3,682,668      2,413,523
                                                           -------------  -------------
  Total liabilities                                          20,782,304     19,025,834
                                                           -------------  -------------
        STOCKHOLDERS' EQUITY
Class A Voting Preferred Stock, $10 par value, 2,500 shares
  authorized; 1,480 and 1,523 shares issued and outstanding
  at June 30, 2005 and December 31, 2004; liquidation
  preference of outstanding shares of $14,800 and $15,230
  at June 30, 2005 and December 31, 2004, respectively           14,800         15,230
Class B Voting Preferred Stock, $1.00 par value, 2,500 shares authorized; 1,800 shares issued and outstanding at June 30, 2005 and December 31, 2004; liquidation preference of outstanding
  shares of $1,800 at June 30, 2005 and December 31, 2004         1,800          1,800
Class C Non-Voting Common Stock, $.01 par value, 10,000,000
  shares authorized; 1,505,760 shares issued and outstanding
  at June 30, 2005 and December 31, 2004                         15,058         15,058
Additional paid-in capital                                    3,749,342      3,749,342
Retained Earnings                                             9,856,755      8,031,148
Accumulated other comprehensive income                            3,244          1,891
Less cost of Class C Non-Voting Common treasury
  stock, 140,156 shares  at June 30, 2005 and
  December 31, 2004                                          (1,329,179)    (1,329,179)
                                                           -------------  -------------
                                                             12,311,820     10,485,290
                                                           -------------  -------------
                                                           $ 33,094,124   $ 29,511,124
                                                           =============  =============
See Condensed Notes to Consolidated Financial Statements.
                                                                             2

     SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 Three Months Ended June 30,   Six Months Ended June 30,
                                      2005          2004          2005          2004
---------------------------------------------------------------------------------------
Revenues:
  Premiums, net of reins. ceded  $ 21,228,921  $ 20,116,591  $ 42,249,146  $ 40,883,153
  Third party administration fees   1,378,952     1,381,913     2,785,437     2,705,827
  Investment income                   225,379        85,228       387,313       180,387
  Other income                        337,470       298,275       714,483       659,299
                                 ------------- ------------- ------------- -------------
     Total revenues                23,170,722    21,882,007    46,136,379    44,428,666
                                 ------------- ------------- ------------- -------------
Operating expenses:
  Claims incurred,
    net of reins. recoveries       16,968,833    15,548,384    35,395,747    32,121,306
  Personnel expense                 1,779,414     1,598,422     3,422,898     3,168,518
  Commissions                         703,171       835,955     1,506,343     1,667,639
  Professional fees expense           279,605       207,470       526,946       519,507
  Office expense                      192,184       199,398       458,946       490,661
  Advertising                         175,998       176,075       228,854       306,605
  Occupancy expense                   154,344       185,355       348,151       417,293
  State insurance taxes               254,619       253,346       520,616       491,257
  Other general and
    administrative expenses           280,359       275,933       861,300       715,417
                                 ------------- ------------- ------------- -------------
     Total operating expenses      20,788,527    19,280,338    43,269,801    39,898,203
                                 ------------- ------------- ------------- -------------

Income before income taxes
  and minority interest             2,382,195     2,601,669     2,866,578     4,530,463

Income taxes                          784,506       872,800     1,040,971       958,100
                                 ------------- ------------- ------------- -------------
Income before minority
  interest                          1,597,689     1,728,869     1,825,607     3,572,363
Minority interest in income
  of subsidiary                            --         8,224            --         4,131
                                 ------------- ------------- ------------- -------------
     Net income                  $  1,597,689  $  1,720,645  $  1,825,607  $  3,568,232
                                 ============= ============= ============= =============

Earnings per common share        $       1.17  $       1.26  $       1.34  $       2.61
                                 ============= ============= ============= =============

Comprehensive income             $  1,600,558  $  1,716,736  $  1,826,960  $  3,565,661
                                 ============= ============= ============= =============
Weighted average number of
  common shares outstanding         1,365,604     1,365,604     1,365,604     1,365,604
                                 ============= ============= ============= =============


See Condensed Notes to Consolidated Financial Statements.

     SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2005
                                   (Unaudited)

                                                        Accumulated
                                 Additional                Other
                       Capital   Paid-In      Retained Comprehensive  Treasury
                        Stock    Capital      Earnings     Income       Stock       Total
--------------------------------------------------------------------------------------------
Balance,
December 31, 2004       $32,088  $3,749,342  $ 8,031,148 $    1,891  $(1,329,179) $10,485,290
  Issuance of Class A
    Voting Preferred Stock  190          --           --         --           --          190
  Redemption of Class A
    Voting Preferred stock (620)         --           --         --           --         (620)
Comprehensive income:
    Net income               --          --    1,825,607         --           --
    Net change in un-
      realized gain on
      securities avail-
      able for sale          --          --           --      1,353           --
    Comprehensive income     --          --           --         --           --    1,826,960
                        -------- ----------- ------------  --------- ------------ -----------
Balance, June 30, 2005  $31,658  $3,749,342  $ 9,856,755   $  3,244  $(1,329,179) $12,311,820
                        ======== =========== ============  ========= ============ ===========


See Condensed Notes to Consolidated Financial Statements.
































     SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED d/b/a DAKOTACARE
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Six Months Ended
                                                                       June 30,
                                                                  2005           2004
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $  1,825,607   $  3,568,232
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                                  85,834        116,987
    Minority interest in income of subsidiary                         --          4,131
    Amortization of discounts and premiums on investments, net   (46,615)       (56,315)
    (Increase) decrease in receivables                          (149,785)       457,951
    (Increase) in prepaids and other assets                     (177,000)        (3,000)
    (Increase) decrease in deferred income taxes                 166,250       (607,000)
    (Decrease) in reported and unreported claims payable         (14,254)    (2,718,223)
    Increase (decrease) in unearned premiums and
      administration fees                                       (271,629)       357,106
    Increase in accounts payable and
      accrued expenses                                           773,208        256,710
    Increase in contingency reserves payable                   1,269,145      1,116,530
                                                            -------------  -------------
Net cash provided by operating activities                   $  3,460,761   $  2,493,109
                                                            -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available for sale                 $     (3,347)  $     (2,870)
  Held to maturity securities:
    Matured                                                      360,000         55,000
    Purchased                                                 (3,999,084)      (800,000)
  Purchase of investment loan on real estate                  (3,482,649)            --
  Proceeds from principal payments on real estate loan            10,751             --
  Proceeds from maturities of certificates of deposit            500,000        500,000
  Purchase of certificates of deposit                           (400,000)    (1,000,000)
  (Increase) in contracts with life
    insurance companies                                           (6,000)        (6,000)
  Purchase of property and equipment                            (378,317)       (17,170)
                                                            -------------  -------------
Net cash (used in) investing activities                     $ (7,398,646)   $(1,271,040)
                                                            -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of capital stock                   $        190   $        140
  Redemption of capital stock                                       (620)            --
  Increase in minority investment of subsidiary                       --            157
                                                            -------------  -------------
Net cash (used by) provided by financing activities         $       (430)  $        297
                                                            -------------  -------------
(Decrease) Increase in cash and cash equivalents            $ (3,938,315)  $  1,222,366
CASH AND CASH EQUIVALENTS
Beginning                                                     17,819,826     14,518,442
                                                            -------------  -------------
Ending                                                      $ 13,881,551   $ 15,740,808
                                                            =============  =============

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Income taxes                                            $    625,021   $  1,645,000

Supplemental Disclosures of Noncash Investing
  And Financing Activities
    Increase (decrease) in unrealized gain on
      securities available for sale                         $      1,353   $     (2,571)

See Condensed Notes to Consolidated Financial Statements.

SOUTH DAKOTA STATE MEDICAL HOLDING COMPANY, INCORPORATED D/B/A DAKOTACARE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

The consolidated financial statements of South Dakota State Medical Holding Company, Incorporated, d/b/a DAKOTACARE (the "Company"), its wholly-owned subsidiaries, DAKOTACARE Administrative Services, Incorporated ("DAS"), and DAKOTACARE Insurance Ltd. ("DIL"), contained in this report are unaudited but reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial information for the periods presented. The results of operations for the six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year or any other interim period. This report should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

2.  EARNINGS PER COMMON SHARE

Earnings per common share is calculated by dividing net income by the weighted average number of shares of the Class C Non-Voting Common Stock ("Common Stock") outstanding during the period. All references to earnings per share in the consolidated financial statements are to basic earnings per share, as the Company has no potentially issuable Common Stock.

3.  TREASURY STOCK

As a service to the Company's shareholders to facilitate liquidity for the Common Stock in the event of death, disability, or retirement of a shareholder, the Company's Board of Directors has a Stock Repurchase Program, which was publicly announced on March 4, 1998 (the "Program"). Participation in the Program is voluntary. No shareholder is required to sell his or her shares of Common Stock under the Program nor is the Company required to purchase any Common Stock under the Program. The purchase and sale of Common Stock under the Program is subject to repurchase conditions as described in the Program. The Board of Directors of the Company may, at any time, modify or terminate the Program. The Company may also, at its discretion, offer to repurchase shares of Common Stock outside the Program in compliance with applicable laws. There were no shares repurchased through June 30, 2005 or during the year ended December 31, 2004.

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

The Company evaluates performance and allocates resources based on net income determined under accounting principles generally accepted in the United States of America. The accounting policies of the reportable segments are the same as those described in Note 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The Company allocates payroll costs incurred based on the activities of admitting new enrollees and in adjudicating claims.

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

---------------------------------------------------------------------------------------
For the Three Months Ended June 30, 2005
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 21,569,328  $ 1,487,476  $   86,934    $ 23,143,738
Intersegment revenues                        --       36,945          --          36,945
Segment income (loss)                 1,597,689        7,524     (34,509)      1,570,704
Segment assets                       32,396,771    2,323,448     561,506      35,281,725

The total segment income is less than the consolidated net income by $26,985 because the equity in net loss of subsidiaries has not been eliminated from the individual segment amounts.

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

For the Six Months Ended June 30, 2005
---------------------------------------------------------------------------------------
                                     HMO            TPA        Reinsurance       Totals
                             ----------------------------------------------------------
Revenues from external sources     $ 42,963,659  $ 3,014,690  $  189,312    $46,167,661
Intersegment revenues                        --       68,554          --         68,554
Segment income (loss)                 1,825,607       60,051     (28,770)     1,856,888
Segment assets                       32,396,771    2,323,448     561,506     35,281,725

The total segment income is greater than the consolidated net income by $31,281 because the equity in net income of subsidiaries has not been eliminated from the individual segment amounts.

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

5.  COMPREHENSIVE INCOME
Comprehensive income was $1,600,558 and $1,716,736 for the three months ended June 30, 2005 and 2004, respectively, and was $1,826,960 and $3,565,661 for the six months ended June 30, 2005 and 2004, respectively. The difference between comprehensive income and net income presented in the Consolidated Statements of Operations is attributed solely to the change in unrealized gains and losses on securities available for sale during the periods presented.

6.  MORTGAGE LOAN ON REAL ESTATE
On March 1, 2005, the Company borrowed $3,482,649 to the South Dakota State Medical Association for the purpose of allowing the South Dakota State Medical Association to purchase land and a building that will house the main office of the Company, the South Dakota State Medical Association, and the South Dakota Foundation for Medical Care. The loan is secured by a real estate mortgage with repayment over 22.5 years at a rate of 4.5% annual interest. Prior to taking occupancy in the building, the Company will negotiate lease terms with the South Dakota State Medical Association. The mortgage is carried at the unpaid balance.


7.  OTHER EVENTS
On April 7, 2005, the Board of Directors of the Company approved a going private transaction in which the Company will (i) effect a 1-1000 reverse stock split of the Common Stock, and (ii) redeem all of the issued and outstanding shares of its Class A Voting Preferred Stock(the "Class A Stock"). Completion of the reverse stock split of the Common Stock and the redemption of the Class A Stock will result in the Company having less than 300 holders of each of its Common Stock and the Class A Stock, enabling it to elect to terminate the registration of the Common Stock and the Class A Stock pursuant to the Securities Exchange Act of 1934.

Under the terms of the proposed reverse stock split, holders of the Common Stock will receive one whole share of Common Stock for each 1,000 shares of Common Stock held immediately prior to the effective time of the reverse stock split. In lieu of issuing fractional shares following the reverse stock split, holders of Common Stock that would otherwise hold fractional shares after giving effect to the reverse stock split will receive cash equal to $20.15 per pre-split share of Common Stock that would otherwise be converted into a fractional share. The Board received a written fairness opinion from an independent investment bank that states that in the opinion of the investment bank, subject to the limitations and qualifications set forth in the opinion, as of May 10, 2005, the cash consideration in the amount of $20.15 to be paid to the holders of the Common Stock for their fractional shares is fair, from a financial point of view, to the shareholders of the Company who own less than 1,000 shares of the Common Stock. The Company filed a Schedule 13E-3 with the Securities and Exchange Commission on July 18, 2005.

In connection with the redemption of the Class A Stock, and pursuant to the terms of the Class A Stock as set forth in the Company's Amended and Restated Articles of Incorporation, the Company paid a redemption price of $10.00 per share of Class A Stock on the redemption date of July 6, 2005 to holders of the Class A Stock as of the close of business on the record date of June 6, 2005.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company markets its products under the tradename of DAKOTACARE. Its products include group managed health care products, such as HMO products, and cafeteria plan administration and workers compensation managed care services. The Company's subsidiary, DAS, provides managed care and claims administration services for self-insured employer groups. The Company's subsidiary, DIL, accepts reinsurance risk on certain of DAS's self-funded and insured customers' life and stop-loss insurance policies. The Company is currently in process of dissolving DIL. As clients of DIL renew coverage for their stop-loss, their risk sharing agreements with DIL are being cancelled. All contracts currently in force which include DIL as a risk bearer, will end no later than January 1, 2006. Typically, there is a "runout" period for existing claims to enter the system, but the amounts are estimated in a claims payable account.
It is expected that DIL will dissolve in 2006. The Company and its DAS subsidiary market their products through a network of independent insurance agents throughout South Dakota.

The Company contracts with over 98% of the physicians in the state of South Dakota, 100% of the hospitals in the state of South Dakota, and many other health care providers to provide medical services to its enrollees. At
June 30, 2005, the Company's HMO medical care enrollment was approximately 29,900, while its DAS subsidiary had medical care enrollment of approximately 71,400. The Company also offers ancillary products and the resulting exclusive enrollment under the HMO was approximately 1,600, while its DAS subsidiary had combined ancillary product exclusive enrollment of approximately 6,200. The resulting total population served by the Company through any of its products resulted in approximately 109,100 members at June 30, 2005.

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

General
The Company's net income was $1,597,689 for the three months ended
June 30, 2005 as compared to $1,720,645 for the three months ended
June 30, 2004, which represents a decrease of $122,956, or 7.1%. The resulting decrease in net income was primarily due to the increase in total operating expenses resulting from increased claims expense to a greater amount than the increase in revenues. Total revenues increased $1,288,715 for the three months ended June 30, 2005, as compared to June 30, 2004, while total operating expenses increased $1,508,189 for the same comparable periods. The provision for income taxes decreased $88,294 for the three months ended
June 30, 2005, as compared to June 30, 2004.

Revenues
Total revenues increased $1,288,715, or 5.9%, for the three months ended
June 30, 2005, as compared to June 30, 2004. The revenues from the net premiums generated by the HMO segment increased $1,411,359, or 7.2%. This increase is attributable to a increase in the premiums earned per enrollee of 10.2%, but was partially offset by a 2.7% decrease in the number of enrollment months for the three months ended June 30, 2005, as compared to June 30, 2004. Revenues from the TPA fees decreased by $2,961, or 0.2%, due to a decrease in enrollment months of approximately 2.0% and was partially offset by an increase of fees generated per employee and additional services provided for the groups.

                                                                  9
Investment income increased $140,151 or 164.4%, for the three months ended
June 30, 2005, as compared to June 30, 2004. Average yield on investments for the HMO, which comprises the majority of the investment income, increased 119.7%, while average invested assets increased 18.8%. Yields increased due to rising rates in our repurchase agreements and the further diversification into other long and short term investments which earn higher rates than the money funds. No equity positions were added to the portfolio. These increases were partially offset by the decrease in revenues from the reinsurance segment of $299,029, or 77.5%, for the three months ended June 30, 2005, as compared to June 30, 2004. This decrease is a result of the non-renewal of the risk sharing agreements with certain stop-loss clients in the effort to dissolve the subsidiary in the future.


Operating Expenses
Total operating expenses increased $1,508,189, or 7.8%, for the three months ended June 30, 2005, as compared to June 30, 2004. This was due to an increase in claims incurred, personnel expenses, and professional fee expenses. These increases were partially offset by decreases in commissions and occupancy expenses.

Net claims expense generated by the HMO segment increased $1,628,009, or 10.7%, for the three months ended June 30, 2005, as compared to June 30, 2004. Average claims expense per enrollee increased 13.8% for the three months ended
June 30, 2005, as compared to June 30, 2004, while the number of enrollment months decreased 2.7%. Personnel expense increased $180,992, or 11.3% for the three months ended June 30, 2005, as compared to June 30, 2004. This is due primarily to annual pay increases of approximately 5%, which were effective as of June 1, 2005. During the second quarter various executive officers were promoted and a new executive position was created and filled by a new employee. The personnel expense for the three months ended June 30, 2005 also includes an accrual for estimated bonuses, which attributed approximately 5% of the difference when compared to the same quarter of the prior year. Professional fees increased $72,135, or 34.8%, for the three months ended June 30, 2005 as compared to June 30, 2004, due primarily to the increase in fees due to legal, accounting and consulting costs associated with the Company's going private transaction. Commissions decreased $132,784, or 15.9%, for the three months ended June 30, 2005 as compared to June 30, 2004. The commissions earned in the HMO and TPA lines of business increased slightly. The HMO segment's commissions were 3.1% and 3.2% of net premiums, for the three months ended June 30, 2005 and 2004, respectively. The TPA segment's commissions were 2.6% and 2.9% for the three months ended June 30, 2005 and 2004, respectively. The reinsurance segment's commissions decreased $146,295 for the three months ended
June 30, 2005 when compared to June 30, 2004, primarily due to the decreasing activity while groups are terminating their coverage at renewals. Occupancy expense decreased $31,011, or 16.7%, due to decreases in depreciation expense for the three months ended June 30, 2005 as compared to June 30, 2004.

Income Taxes
Income tax expense or benefit should represent 35.0% of income, but fluctuates each period due to adjustments for a valuation allowance for deferred tax assets and permanent tax differences. For the three months ended June 30, 2005, the income tax provision represented 32.9% of the income before taxes and minority interest. The changes in the components of the deferred tax assets accounted for the provision to vary as a percentage. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is also effected by the income or losses incurred by a subsidiary which has no prior cumulative taxable income from which to recover the taxes. Even though the subsidiary files within the consolidated tax return, cumulative losses are nondeductible due to an agreement signed with the government of the foreign subsidiary, which prohibits the deductions until income is produced by the subsidiary. A significant portion of the Company's valuation allowance was reversed in 2004 and the Company anticipates that future income tax expense will be close to the expected 35% effective tax rate.
                                                              10

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

General
The Company's net income was $1,825,607 for the six months ended
June 30, 2005 as compared to $3,568,232 for the six months ended
June 30, 2004, which represents a decrease of $1,742,625, or 48.8%. The resulting decrease in net income was primarily due to the increase in total operating expenses to a greater amount than the increase in revenues. Total revenues increased $1,707,713 for the six months ended June 30, 2005, as compared to June 30, 2004, while total operating expenses increased $3,371,598 for the comparable periods. The provision for income taxes increased $82,871 for the six months ended June 30, 2005, as compared to June 30, 2004.

Revenues
Total revenues increased $1,707,713, or 3.8%, for the six months ended
June 30, 2005, as compared to June 30, 2004. The revenues from the net premiums generated by the HMO segment increased $1,857,914, or 4.6%. This increase is attributable to a increase in the premiums earned per enrollee of 9.7%, but was partially offset by a 4.6% decrease in the number of enrollment months for the six months ended June 30, 2005, as compared to June 30, 2004. Revenues from the TPA fees increased by $79,610, or 2.9%, due to an increase in fees generated per employee and additional services provided for the groups. This was partially offset by the decrease in membership months for medical coverage member months of approximately 2.1%. Investment income increased $206,926 or 114.7%, for the six months ended June 30, 2005, as compared to June 30, 2004. Average yield on investments for the HMO, which comprises the majority of the investment income, increased 74.3%, while average invested assets increased 20.9%. Yields increased due to rising rates in our repurchase agreements and the further diversification into other long and short term investments which earn higher rates than the money funds. No equity positions were added to the portfolio. These increases were partially offset by the decrease in revenues from the Reinsurance segment of $491,921, or 72.2%, for the six months ended June 30, 2005, as compared to June 30, 2004. This decrease is a result of the non-renewal of the risk sharing agreements with certain stop-loss clients in the effort to dissolve the subsidiary in the future.

Operating Expenses
Total operating expenses increased $3,371,598, or 8.5%, for the six months ended June 30, 2005, as compared to June 30, 2004. This was due to an increase in claims incurred, personnel expenses, and other general and administrative expenses. These increases were partially offset by decreases in commissions, advertising, and occupancy expenses.

Net claims expense generated by the HMO segment increased $3,716,379, or 11.8%. Average claims expense per enrollee increased 17.2% for the six months ended June 30, 2005, as compared to June 30, 2004, while the number of enrollment months decreased 4.6%. Personnel expense increased $254,380, or 8.0% for the six months ended June 30, 2005, as compared to June 30, 2004. This is due primarily to annual pay increases of approximately 5%. Since salary reviews and increases have occurred each June 1 at approximately 5% per year, each year's year-to-date amounts are consistently higher by 5%. Also, a bonus and related benefits accrual totaling $119,500 has been accrued at June 30, 2005, compared to $0 for June 30, 2004. Other General and administrative expenses increased $145,883, or 20.4% for the six months ended June 30, 2005, as compared to June 30, 2004. Licenses and fee costs increased $100,004, or 71.7% for the six months ended June 30, 2005, as compared to June 30, 2004.

                                                             11
Additional technology has continued to be purchased to enhance the overall medical management and information systems related to the development of the internal information sharing and processing. Recruitment, promotions and education expenses increase a collective $68,801 from a minimal amount when compared to the same period of the prior year. The Company has increased the internal education process to strive for developing personnel to the best of their ability. The Company has also been more active in recruiting local and national talent for staffing needs. Travel and meeting expenses increased $23,585, or 83.9% for the six months ended June 30, 2005, when compared to
June 30, 2004.  Additional travel and meetings have been required in
Connection with the Company's going-private transaction.  Also, the Company is focused on increasing TPA revenues, which can be marketing both within and outside the State of South Dakota. The increases in the various accounts has been partially offset by the decrease in insurance expense for the six months ended June 30, 2005, when compared to June 30, 2004. The amount of decrease is $110,162 or 37.1%. The main factor involved was the lower renewal rates received, which resulted from a year of no claims and the fact that the subsidiary Carewest was dissolved in the fourth quarter of 2004. Commissions decreased $161,296, or 9.7%, for the six months ended June 30, 2005 as compared to June 30, 2004. It is comprised of a $182,988 decrease from the reinsurance segment, with the difference of $21,692 accounted for in the HMO and TPA segments. As described earlier, the Company is in process of terminating the operations of its reinsurance segment and is not renewing groups covered. This
has led to declined revenues and  the related commission expense.   The HMO
segment's commissions were 3.3% and 3.4% of net premiums, for the six months ended June 30, 2005 and 2004, respectively. The TPA segment's commissions as a percentage of ASO Fees and stop-loss commissions were 4.6% and 4.9% for the six months ended June 30, 2005 and 2004, respectively. Occupancy expense decreased $69,142, or 16.6%, due to decreases in depreciation expense for the six months ended June 30, 2005 as compared to June 30, 2004. Advertising costs decreased by $77,751 for the six months ended June 30, 2005 as compared to June 30, 2004. Although the overall 2005 advertising budget increased, the spending and timing of the advertising is dependent on the advertising agency's decisions for specific placements of ads. Management expects that the overall fees for the fiscal year will increase despite the decrease for the first six months.

Income Taxes
Income tax expense or benefit should represent 35.0% of income, but fluctuates each period due to adjustments for a valuation allowance for deferred tax assets and permanent tax differences. For the six months ended June 30, 2005, the income tax provision represented 36.3% of the income before taxes and minority interest. The changes in the components of the deferred tax assets accounted for the provision to vary as a percentage. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is also effected by the income or losses incurred by a subsidiary which has no prior cumulative taxable income from which to recover the taxes. Even though the subsidiary files within the consolidated tax return, cumulative losses are nondeductible due to an agreement signed with the government of the foreign subsidiary, which prohibits the deductions until income is produced by the subsidiary. A significant portion of the Company's valuation allowance was reversed in 2004 and the Company anticipates that future income tax expense will be close to a 35% effective tax rate.

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

Net cash provided by operating activities increased by $967,652 to $3,460,761 for the six months ended June 30, 2005, as compared to June 30, 2004. Cash provided by operations was mainly attributed to net income, the decrease in deferred income taxes and the increase in accounts payable and accrued expenses, and contingency reserves payable. The increases in cash were partially offset by decreases in cash due to the increase in receivables and prepaids and other assets, and the decrease in unearned premiums. The decrease in deferred income taxes resulted from the change in deferred items expected to be realized
and the net change from the prior year.   The increase in accounts payable and
accrued expenses from the prior year end relate to fluctuations that occur throughout the year. Contingency reserve payables increased from the continued withholding of 15% of physicians' claims expenses. No contingency reserves payments have been made in 2005. Receivables increased since December 31, 2004, and were due to normal business fluctuations in the accounts. Prepaids and other assets increased since the prior year end due to the payment of insurance premiums in January for which coverage extends through September, 2005. The decrease in unearned premiums and administration fees and accounts payable and accrued expenses from the prior year end relate to fluctuations that occur throughout the year.

Cash flows used in investing activities increased by $6,127,606 to $7,398,646 for the six months ended June 30, 2005 as compared to June 30, 2004. The investment of funds to the South Dakota State Medical Association as a real estate mortgage investment in the amount of $3,490,000 and the investment of short term treasuries in the amount of $3,999,000 composed the majority of the use of funds. The use of funds was reduced by the maturation of approximately $371,000 of long term bonds and the maturation of $100,000 of certificates of deposit in excess of those purchased. Equipment purchases also increased the use of funds by approximately $378,000 for the six months ended June 30, 2005.

The Company is not contractually obligated to pay out the contingency reserves withheld. No dividends have been declared or paid for the six months ended June 30, 2005. Future dividend payments are dependent on operations and liquidity of the Company. The Company believes that cash flows generated by operations, withholding of contingency reserves payable, cash on hand, and short-term investment balances will be sufficient to fund operations, pay out the projected contingency reserves payable, and pay dividends on the common stock. Even though cash flows may provide for the payment of dividends and contingency reserves, the Board of Directors determines the amounts to be paid, subject to approval from the South Dakota Division of Insurance. Risk based capital requirements, budgeted cash expenditures and a number of other factors may influence the Board's decision for these payments.

The Company has approved a going-private transaction in which, among other things, the Company will effect a reverse stock split of the Common Stock and pay cash in lieu of fractional shares. The Company expects to pay approximate $5.2 million to complete the reverse stock split transaction and expects to do so without any outside financing. The Company does not expect this transaction to effect its ability to satisfy is operating cash requirements.




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

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are summarized in Note 1 to its 2004 Annual Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2004.

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


Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings
  None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Although the Company has in place a Stock Repurchase Program, which was publicly announced on March 4, 1998, no shares of Common Stock were repurchased during the Company's second quarter of its fiscal year ending December 31, 2005.

Item 3. Defaults Upon Senior Securities
  None

Item 4. Submission of Matters to a Vote of Security Holders
  At the Company's Annual Meeting of Shareholders held on June 10, 2005, the following directors were elected to serve a term of three years expiring at the Annual Meeting of Shareholders to be held in 2008:
Dr. James Reynolds, Mr. Van Johnson and Mr. Terrance Nemec

  The other continuing directors are as follows:
Dr. James Engelbrecht, Dr. John Sternquist, Dr. Vance Thompson, Dr. John Rittmann, Dr. Thomas Krafka, Dr. Stephan Schroeder and Dr. Thomas Luzier

Item 5. Other Information
  On June 8, 2005, L. Paul Jensen resigned, effective immediately, as the Company's Chief Executive Officer.

  Also, on June 8, 2005, the Board of Directors, upon recommendation of the nominating committee of the Board, appointed Kirk J. Zimmer as the Company's Chief Executive Officer.

  Mr. Zimmer, age 45, joined the Company in May 1988. Prior to being appointed to the position of Chief Executive Officer, Mr. Zimmer served as the Company's Senior Vice President from January 1990 to June 2005, and as Chief Operating Officer from 2003 to June 2005. Prior to joining the Company, Mr. Zimmer was employed, since 1982, with McGladrey & Pullen, LLP, a national certified public accountant firm and was a general services manager from 1986 to 1988.

Item 6. Exhibits
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Vice President Finance and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Vice President Finance and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

South Dakota State Medical Holding Company, Incorporated
                     (Registrant)



Date:_08/12/2005___      By:  _/s/ Kirk J. Zimmer____
                              Kirk J. Zimmer
                              Chief Executive Officer
                              (Duly Authorized Officer)


Date:_08/12/2005___      By:  _/s/ Bruce E. Hanson____
                              Bruce E. Hanson
                              Vice President Finance and Chief Finance Officer
                              (Principal Financial Officer)

                                                            Exhibit 31.1
CERTIFICATIONS

I, Kirk J. Zimmer, certify that:
1. I have reviewed this Quarterly Report on Form 10-Q of South Dakota State Medical Holding Company, Incorporated;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/__Kirk J. Zimmer_____
Kirk J. Zimmer
Chief Executive Officer

Date:  August 12, 2005

                                                         Exhibit 31.2
CERTIFICATIONS
I, Bruce E. Hanson, certify that:
1. I have reviewed this Quarterly Report on Form 10-Q of South Dakota State Medical Holding Company, Incorporated;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


/s/__Bruce E. Hanson_______
Bruce E. Hanson
Vice President Finance and Chief Financial Officer

Date:  August 12, 2005

                                                        Exhibit 32.1



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of South Dakota State Medical Holding Company, Incorporated (the "Company") on Form 10-Q for the period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kirk J. Zimmer, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



_/s/ Kirk J. Zimmer_____
Chief Executive Officer

Date:  August 12, 2005

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

                                                        Exhibit 32.2



                                   CERTIFICATION PURSUANT TO
                                      18 U.S.C. Sec. 1350,
                                     AS ADOPTED PURSUANT TO
                             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of South Dakota State Medical Holding Company, Incorporated (the "Company") on Form 10-Q for the period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce Hanson, Vice President Finance and Chief Finance Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



_/s/ Bruce E. Hanson____
Vice President Finance and Chief Financial Officer

Date:  August 12, 2005

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.